Form 10-K/A
YANKEE ENERGY SYSTEM INC
filed 1994-01-12
CIK 849210

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


                                  Form 10-K/A

                                AMENDMENT NO.1


                      AMENDMENT TO APPLICATION OR REPORT
                 Filed pursuant to Section 12, 13, or 15(d) of
                      THE SECURITIES EXCHANGE ACT OF 1934


                          YANKEE ENERGY SYSTEM, INC.
                          --------------------------
              (Exact name of registrant as specified in charter)


     The undersigned registrant hereby amends the following items, financial statements, exhibits, or other portions of its annual report on Form 10-K for the fiscal year ended September 30, 1993:

     Part IV, EXHIBIT 13.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.



                                           YANKEE ENERGY SYSTEM, INC.
                                           ---------------------------
                                                  (Registrant)


                                           By: /s/ Charles E. Gooley
                                              ------------------------
                                                    (Signature)
                                           Vice President and General Counsel


Date: January 11, 1994

Part IV Exhibits, Financial Statements, Schedules and Reports on 8-K.
- ---------------------------------------------------------------------

     The Company's Exhibit 13 to its Form 10-K filed on December 29,1993 inadvertently omitted certain 1993 financial information. The Company files herewith an amended Exhibit 13 containing the information previously omitted.