Form 10-Q
period 1993-12-31
YANKEE ENERGY SYSTEM INC
filed 1994-02-14
CIK 849210

                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549
                              ______________

                                 FORM 10-Q
                                __________

(MARK ONE)
          /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
               OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1993 OR

          / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
               OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM ________TO________

                      COMMISSION FILE NUMBER 0-17605

                        YANKEE ENERGY SYSTEM, INC.
          (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          CONNECTICUT                          06-1236430
(STATE OR OTHER JURISDICTION OF              (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)

     599 RESEARCH PARKWAY
     MERIDEN, CONNECTICUT                       06450-1030
(ADDRESS OF PRINCIPAL EXECUTIVE                 (ZIP CODE)
            OFFICES)

               REGISTRANT'S TELEPHONE NUMBER (203) 639-4000

                              NOT APPLICABLE
(FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED
 SINCE LAST REPORT)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes __X__       No ____

                   APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

NUMBER OF SHARES OF COMMON STOCK ($5.00 PAR VALUE)
OUTSTANDING AT JANUARY 31, 1994                        10,287,683

                YANKEE ENERGY SYSTEM, INC. AND SUBSIDIARIES


                             TABLE OF CONTENTS


                                                       PAGE NO.

PART I.   FINANCIAL INFORMATION

          Item 1. Financial Statements

            Consolidated Balance Sheets - December
            31, 1993 and September 30, 1993              2-3


            Consolidated Statements of Income -
            Three Months Ended December 31, 1993
            and 1992                                      4

            Consolidated Statements of Cash Flows -
            Three Months Ended December 31, 1993
            and 1992                                      5

            Notes to Consolidated Financial
            Statements                                    6

            Report on Review by Independent
            Public Accountants                            7
          Item 2.  Management's Discussion and Analysis
                   of Financial Condition and Results
                   of Operations                         8-11


PART 11.  OTHER INFORMATION
          Item 5.  Other Information                      12

          Item 6.  Exhibits and Reports on Form 8-K       12

          Signatures                                      13



                      PART 1.  FINANCIAL INFORMATION
                YANKEE ENERGY SYSTEM, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS

                                   DECEMBER 31,   SEPTEMBER 30,
                                        1993           1993
                                        ____           ____

                                   (UNAUDITED)
                                        (Thousands of Dollars)
ASSETS

Utility Plant, at original cost         $ 449,817      $ 445,912
  Less:  Accumulated provision for
         depreciation                     153,446        149,300
                                        _________      _________
                                          296,371        296,612
Construction work in progress              13,040         11,772
                                        _________      _________

      Total Net Utility Plant             309,411        308,384
                                        _________      _________
Other Property and Investments             23,306         23,543
                                        _________      _________

Current Assets:
  Cash and temporary cash investments         364          6,509
  Accounts receivable, net                 42,096         20,214
  Fuel supplies                            12,922         15,702
  Other materials and supplies              1,912          2,393
  Accrued utility revenues                 21,147          5,016
  Prepaid taxes                              ---           3,894
  Other                                     2,485          4,618
                                        _________      _________
    Total Current Assets                   80,926         58,346
                                        _________      _________

  Deferred Gas Costs and Other              4,388          7,385
  Recoverable Pipeline
    Transition Costs                        8,188          7,531
  Recoverable Environmental
    Cleanup Costs                          36,050         36,104
  Receivable from Customers for
    Unrecovered Income Taxes (Note 3)      30,906           ---
  Receivable from Customers for
    Unrecovered Postretirement
    Benefits (Note 3)                         355           ---
                                          ________     __________

     Total Assets                       $  493,530     $  441,293
                                          ________     __________
                                          ________     __________

The accompanying notes are an integral part of these financial statements.

                 YANKEE ENERGY SYSTEM, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                                   DECEMBER 31,   SEPTEMBER 30,
                                        1993           1993
                                        ____           ____
                                   (UNAUDITED)
                                        (Thousands of Dollars)
CAPITALIZATION AND LIABILITIES

Capitalization:
  Common shares - $5.00 par value.
  Authorized 20,000,000 shares; 10,287,683
  shares outstanding at December 31, 1993
  and September 30, 1993                $ 51,438    $   51,438
  Capital surplus, paid in                84,979        84,930
  Retained earnings                       14,170         8,796
  Employee stock ownership
    plan guarantee                        (2,200)       (2,600)
                                        _________      _______
     Total Common Shareholders' Equity   148,387       142,564

  Preferred stock subject to
    mandatory redemption                  15,000        15,000
  Long-term debt, net of
    current portion                      148,333       153,633
                                        ________       _______
     Total Capitalization                311,720       311,197
                                        ________       _______
Current Liabilities:
  Notes payable to banks                  13,498         ---
  Long-term debt, current portion          8,667         8,667
  Accounts payable                        20,200        16,739
  Accrued interest                         4,307         4,081
  Accrued taxes                            5,502          ---
  Refundable energy costs                  2,096         3,703
  Pipeline transition costs payable        1,181         2,691
  Other                                    4,092         4,026
                                        ________       ________
     Total Current Liabilities            59,543        39,907
                                        ________       ________

Accumulated Deferred Income Taxes         39,140        38,441
Unfunded Deferred Income Taxes(Note 3)    30,892         ---
Accumulated Deferred Investment
  Tax Credits                             10,118        10,212
Reserve for Environmental Cleanup Costs   35,000        35,000
Unfunded Postretirement Benefits(Note 3)     355         ---
Other Deferred Credits                     6,762         6,536

                                        _______        _______

Commitments and Contingencies (Note 2)



     Total Capitalization and
        Liabilities                    $ 493,530    $  441,293
                                        ________      ________
                                        ________      ________


The accompanying notes are an integral part of these financial statements.

                 YANKEE ENERGY SYSTEM, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                          THREE MONTHS ENDED
                                             DECEMBER 31,
                                          __________________
                                        1993           1992
                                        ____           ____
                                   (Thousands of Dollars, Except
                                        Share Information)

Operating Revenues                 $    91,786    $    90,984
Less:  Cost of Gas                      48,302         48,589
                                        ______         ______
Revenues, net of cost of gas            43,484         42,395
                                        ______         ______

Other Operating Expenses:
  Operations                            12,515         12,283
  Maintenance                            1,567          1,318
  Depreciation                           4,372          4,060
  Federal and state income taxes         7,981          6,742
  Taxes other than income taxes          5,605          6,302
                                        ______         ______

     Total Other Operating Expenses     32,040         30,705
                                        ______         ______

Operating Income                        11,444         11,690

Other Income, net                          547            481
                                        ______         ______
Income Before Interest Charges          11,991         12,171

Interest Charges, net                    3,358          4,085
                                        ______         ______
Income Before Preferred Dividends        8,633          8,086

Preferred Dividends                        274            274
                                        ______          _____

Net Income                         $     8,359    $     7,812
                                        ______          _____
                                        ______          _____

Total Earnings per Common Share    $      0.81    $      0.76
                                        ______          _____
                                        ______          _____

Average Common Shares
  Outstanding                        10,287,683     10,287,683
                                     ___________    __________
                                     ___________    __________

The accompanying notes are an integral part of these financial statements.

                YANKEE ENERGY SYSTEM, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                        THREE MONTHS ENDED
                                             DECEMBER 31,
                                        1993           1992
                                        ____           ____
                                        (Thousands of Dollars)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Income before preferred dividends     $  8,633  $    8,086
  Adjusted for the following:
    Depreciation                           4,372       4,060
    Iroquois equity earnings                (906)       (712)
    Deferred income taxes net                623       4,184
    Deferred gas cost activity and other
      non-cash items                       2,001       6,133
  Changes in working capital:
    Accounts receivable and accrued
      utility revenues                   (38,013)    (35,014)
    Accounts payable                       3,461       5,449
    Accrued taxes                          9,396       4,780
    Other working capital
     (excludes cash)                       3,499       5,281
                                        ________     _______
  Net cash provided by (used for)
  operating activities                    (6,934)      2,247
                                        _________    _______

CASH FLOWS FROM FINANCING ACTIVITES:
  Net proceeds from common stock issuance    ---      21,663
  Long-term debt issuance                    ---      20,000
  Retirement of long-term debt            (5,300)     (5,750)
  Increase (decrease) in short-term debt  13,498     (15,300)
  Cash dividends-preferred stock            (274)       (274)
  Cash dividends-common stock             (2,983)     (2,846)
                                        _________   ________
Net cash provided by financing
  activities                               4,941      17,493
                                        ________    ________

INVESTMENT IN PLANT AND OTHER:
  Utility Plant, net of allowance for other
   funds used during construction         (5,253)     (3,533)
  Other property and investments            ---         (217)
  Iroquois distribution                    1,101         ---
                                         _______      _______
Net cash used for plant and other
  investments                             (4,152)     (3,750)
                                         ________     _______

NET INCREASE (DECREASE) IN CASH
  FOR THE PERIOD                          (6,145)     15,990
Cash, beginning of period                  6,509         462
                                        ________     _______
Cash, end of period                     $    364  $   16,452
                                        ________     _______
                                        ________     _______

Supplemental Cash Flow Information:
  Cash paid during the period for:
  Interest, net of amounts capitalized  $  3,397  $    3,519
  Income taxes                          $     22  $       22


The accompanying notes are an integral part of these financial statements.

                 YANKEE ENERGY SYSTEM, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1)  GENERAL

     The accompanying unaudited consolidated financial statements should be read in conjunction with the Annual Report of Yankee Energy System, Inc. (Yankee Energy or the Company) on Form 10-K for the fiscal year ended September 30, 1993 (1993 Form 10-K) including the audited financial statements (and notes thereto) incorporated by reference therein. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of the Company as of December 31, 1993, and its results of operations and cash flows for the three months ended December 31, 1993 and 1992. The results of operations for the three months ended December 31, 1993 and 1992 are not necessarily indicative of the results expected for a full year, due mainly to the highly seasonal nature of the gas business.


2)  COMMITMENTS AND CONTINGENCIES

     TRANSITION COSTS - ORDER NO. 636: The three major pipeline systems serving Yankee Gas, Iroquois Gas Transmission System, Tennessee Gas Pipeline Company, and Algonquin Gas Transmission Company and its affiliate, Texas Eastern Transmission Company, have all restructured their services pursuant to Federal Energy Regulatory Commission (FERC) Order 636. Through December 31, 1993, Yankee Gas has paid approximately $7.0 million of transition costs. These payments, as well as an additional $1.2 million representing an additional transition cost liability likely to be incurred by Yankee Gas, have been deferred for future recovery. This estimate of $8.2 million may be subject to revision following future FERC orders. Yankee Gas' management anticipates full recovery of transition costs in a manner consistent with past Connecticut Department of Public Utility Control (DPUC) practices.

     There have been no other material developments in this area.
     For a detailed description of the items that comprise commitments and contingencies of the Company, see the 1993
     Form 10-K.

3)  ADOPTION OF NEW ACCOUNTING STANDARDS

     INCOME TAXES: Effective October 1, 1993, Yankee Energy adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (FAS 109). FAS 109 supersedes previously issued income tax accounting standards. Yankee Energy recorded, as of October 1, 1993, an additional deferred tax liability and a regulatory asset, representing the probable future rate recovery from customers when such deferred tax liability becomes payable. The deferred tax liability primarily represents certain temporary differences between the book and tax basis of utility plant for which deferred taxes had not previously been recorded in accordance with the regulatory rate practices of the DPUC. The adoption of FAS 109 did not have a material effect on the Company's results of operations or financial position.

     POSTRETIREMENT BENEFITS: Effective October 1, 1993, Yankee Energy adopted the provisions of Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" (FAS 106). The provisions of FAS 106 require that Yankee Energy record the cost of postretirement benefits over the employees' active service periods rather than on an as-paid basis as was Yankee Energy's prior practice. Yankee Energy's unrecognized transitional benefit obligation liability was approximately $20 million as of October 1, 1993. Yankee Energy's annual costs for postretirement benefit obligations other than pension, including amortization of the transition obligation over a twenty-year period, will be approximately $3.1 million in fiscal 1994, based on the provisions of FAS
     106. A one percentage point increase in the inflation rate from the assumed rate would increase the unrecognized transitional benefit obligation liability by approximately $3.3 million as of October 1, 1993, and would increase the service cost and interest cost components of postretirement benefit cost by approximately $0.5 million annually. The DPUC is allowing $1.728 million of associated expenses to be recovered in rates and has indicated its objective to grant full rate recovery within a reasonable time frame of all FAS 106 related expenses. On this basis, the Company is deferring for future recovery the difference between the annual estimated expense and the portion currently being collected in rates. The adoption of FAS 106 increased assets and liabilities but did not have a negative impact on the Company's results of operations or financial position.

4)  RECLASSIFICATIONS

     Certain prior year amounts have been reclassified to conform with current year classifications.

                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS









To the Management of
Yankee Energy System, Inc.:


We have reviewed the accompanying consolidated balance sheet of Yankee Energy System, Inc. (a Connecticut corporation) and subsidiaries (the Company) as of December 31, 1993, and the related consolidated statements of income and cash flows for the three-month period then ended. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with generally accepted accounting principles.








Arthur Andersen & Co.
Hartford, Connecticut
January 31, 1994

                 YANKEE ENERGY SYSTEM, INC. AND SUBSIDIARIES
     Management's Discussion and Analysis of Financial Condition
                         and Results of Operations


This section contains management's assessment of the financial condition of Yankee Energy System, Inc. (the Company or Yankee Energy) and the principal factors which had an impact on the results of operations in the periods presented. This discussion should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended September 30, 1993, including the audited consolidated financial statements (and notes thereto) incorporated by reference therein.


FINANCIAL CONDITION
Overview

Consolidated earnings per share for the quarter ended December 31, 1993 were $0.81 compared to $0.76 for the quarter ended December 31, 1992, a seven percent increase. This increase in earnings per share reflects a $0.5 million increase in earnings for common shares for the three month period. The earnings per share are summarized as follows:

                                       Quarter Ended December 31,
                                        1993           1992
                                        ____           ____

Yankee Gas                              $.77           $.73
Other subsidiary companies               .04            .03
                                         ___            ___
Total                                   $.81           $.76
                                        ____           ____
                                        ____           ____


Earnings for common shares increased for the three months ended December 31, 1993 compared to the same period ended December 31, 1992 due primarily to higher revenues from the Company's utility subsidiary, Yankee Gas Services Company (Yankee Gas), as a result of slightly higher firm sales, an increase in interruptible margins due to lower gas prices and the effect of an adjustment to the allowance for borrowed funds used during construction in fiscal 1993. Firm sales increased despite weather that was one percent warmer than the comparable quarter last year. In addition, earnings growth occurred in the non-regulated subsidiaries of the Company. Housatonic Corporation (Housatonic), one of the four non-regulated subsidiaries and holder of a 10.5 percent equity interest in the Iroquois Gas Transmission System (Iroquois), achieved earnings improvement due to the Iroquois Pipeline being fully operational during the first quarter of fiscal 1994 compared to two months in the comparable quarter last year.


RESULTS OF OPERATIONS
COMPARISON OF THE FIRST QUARTER OF FISCAL 1994 WITH THE FIRST
QUARTER OF FISCAL 1993

REVENUES AND SALES

Operating revenues increased $0.8 million in the first quarter of fiscal 1994 compared with the same period in the prior fiscal year. The components of the change in operating revenues are as follows:


                                            Changes in
                                         Operating Revenues
                                         Increase/Decrease
                                        (Millions of Dollars)

Firm and other (excluding gas cost recoveries):
  Regulatory decision                             $0.2
  Sales, transportation and other                  0.4
                                                   ___
     Subtotal - Firm and other                     0.6
                                                   ___

Interruptible sales and transportation
  (excluding gas cost recoveries):                 0.5
                                                   ___

     Total - Excluding gas cost recoveries         1.1

Plus:  Gas cost recoveries                        (0.3)
                                                  ____

     Total change in operating revenues           $0.8
                                                  ____
                                                  ____

The corresponding changes in the Company's throughput were as follows:

                                      Quarter Ended December 31,
                                          (Mcf - thousands)

                                         1993     1992 Increase
                                         ____     ____ ________

Firm sales and transportation            9,821     9,781     40
Interruptible sales and transportation   2,582     2,025    557
                                         _____    ______    ___
     Total                              12,403    11,806    597
                                        ______    ______    ___
                                        ______    ______    ___


Firm and other revenues (excluding gas cost recoveries) increased for the first quarter of fiscal 1994 compared to the same period in fiscal 1993 due to slightly higher firm sales despite weather that was one percent warmer this year compared to last year.

Interruptible margin increased $0.5 million for the three months ended December 31, 1993 compared to the three months ended
December 31, 1992 primarily due to lower gas costs.

Gas cost recoveries decreased due to lower gas prices causing a lower recovery of purchased gas from firm customers for the first quarter of fiscal 1994 compared to the first quarter of fiscal
1993.

EXPENSES

Cost of gas decreased $0.3 million for the three months ended
December 31, 1993 compared to the three months ended December 31, 1992 due to lower per unit gas costs.

The components of cost of gas were as follows:

                                      Quarter Ended December 31,
                                        1993                1992
                                        ____                ____

                                          (Millions of Dollars)


Actual gas purchases                   $46.7               $47.2
Affect of purchased gas adjustment
 (PGA) clause                           1.6                 1.4
                                        _____               _____
Total expense                          $48.3               $48.6
                                        _____               _____
                                        _____               _____

Operations and maintenance expenses increased $0.5 million in the first quarter of fiscal 1994 compared to the first quarter of fiscal 1993. The increase was due primarily to the effect of an insurance refund received in 1993 which lowered operations expense in that quarter and the timing of outside legal services in 1994 partially offset by lower uncollectible accounts expense in the current year.

Federal and state income taxes, including the portion contained in Other Income, increased $1.4 million due to higher taxable income, and a one percent increase in the federal income tax rate in the first quarter 1994 compared to the same period in fiscal 1993.

Taxes other than income taxes decreased $0.7 million for the three months ended December 31, 1993 compared to the three months ended December 31, 1992 primarily due to the additional accrued unemployment tax expense recorded in fiscal 1993 associated with claims paid to Yankee Gas bargaining unit employees during a ten-week work stoppage.

Interest charges decreased $0.7 million for the three months ended December 31, 1993 compared to the same period ended
December 31, 1992 due to an adjustment to the allowance for borrowed funds used during construction in fiscal 1993 and lower interest in fiscal 1994 on the Company's PGA balance.


LIQUIDITY AND CAPITAL RESOURCES

Expenditures for utility plant and other investments totaled $5.3 million for the first three months of fiscal 1994, reflecting a $1.6 million increase from the same period in fiscal 1993. This increase was due primarily to the deferral of construction activities in the first quarter of fiscal 1993 resulting from a ten-week work stoppage during that period. During the first three months of fiscal 1994, construction additions were supported by short-term debt. Internally generated cash flows decreased during fiscal 1994 primarily due to the payment of $2.2 million of transition costs without concurrent PGA collection, increased accrued utility revenue and the absence of the significant over recovery of gas costs that occurred in the first quarter of fiscal 1993.

The seasonal nature of gas revenues, inventory purchases and construction expenditures create a need for short-term borrowing to supplement internally generated funds. Yankee Gas has arranged a $40 million revolving line of credit with a group of five banks whereby funds may be borrowed on a short-term revolving basis using either fixed or variable rate loans.
Yankee Gas also has another $22 million of credit lines available on an uncommitted basis. At December 31, 1993, Yankee Gas had $9.3 million outstanding on its agreements. In addition, Yankee Energy has $4.2 million outstanding at December 31, 1993 on a $7.0 million committed line of credit.

The long-term credit needs of Yankee Gas are being met by a first mortgage bond indenture which provides for the issuance of bonds from time to time, subject to certain issuance tests.

                        PART II - OTHER INFORMATION




Item 5.   OTHER INFORMATION

          None.


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          a.   Exhibits - None.

          b.   Reports on Form 8-K - None.

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               YANKEE ENERGY SYSTEM, INC.

                               __________________________
                                     (Registrant)



Date February 14, 1994        /s/ Michael E. Bielonko

                               ___________________________
                                   Michael E. Bielonko
                              Vice President, Treasurer and
                                 Chief Financial Officer



Date February 14, 1994        /s/  Nicholas A. Rinaldi

                               ___________________________
                                   Nicholas A. Rinaldi
                                       Controller