Form 10-K/A
period 1993-09-30
YANKEE ENERGY SYSTEM INC
filed 1994-03-10
CIK 849210

				   SECURITIES AND EXCHANGE COMMISSION
             Washington, D.C. 20549


                  Form 10-K/A

                AMENDMENT NO. 2


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

   Part IV:  Index to Exhibits and Exhibit 10.71, 10.72 and
               10.73.

   Pursuant to the requirements of the Securities Exchange
  Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                       YANKEE ENERGY SYSTEM, INC.
                            (Registrant)


                       By /s Mary J. Healey
																									______________________________
                                      (Signature)
                       Secretary & Assistant General Counsel




  Date: March 10, 1994

Part IV   Exhibits, Financial Statements, Schedules and Reports on
8-K.

   The Company files herewith an amended Index to Exhibits and Exhibits 10.71, 10.72 and 10.73 in compliance with its Request for Approval of an Application for Confidential Treatment of these Exhibits pursuant to 17 C.F.R. 240-24b-2 and 17 C.F.R. 200.83.