Form 10-K/A
period 1993-09-30
YANKEE ENERGY SYSTEM INC
filed 1994-03-14
CIK 849210

   SECURITIES AND EXCHANGE COMMISSION
             Washington, D.C. 20549


                  Form 10-K/A

                AMENDMENT NO. 3


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


                       YANKEE ENERGY SYSTEM, INC.
                            (Registrant)


                       By   /s Mary J. Healey
                                 (Signature)
                            Secretary & Assistant
                            General Counsel




  Date: March 14, 1994

   The Company hereby files an amended Index to Exhibits for its 1993 Annual Report on Form 10-k in compliance with its Form 10-K/A, Amentment No. 2.