Form 10-Q
period 1994-03-31
YANKEE ENERGY SYSTEM INC
filed 1994-05-12
CIK 849210

                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549
                              ______________

                                 FORM 10-Q
                                __________

(MARK ONE)
          /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
               OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1994 OR

          / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
               OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM _______ TO _______

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

                    Yes _X__       No ____

                   APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

NUMBER OF SHARES OF COMMON STOCK ($5.00 PAR VALUE)
OUTSTANDING AT APRIL 30, 1994                         10,287,683

                YANKEE ENERGY SYSTEM, INC. AND SUBSIDIARIES


                             TABLE OF CONTENTS


                                                       PAGE NO.

PART I.   FINANCIAL INFORMATION

          Item 1. Financial Statements

            Consolidated Balance Sheets - March
            31, 1994 and September 30, 1993              2-3

            Consolidated Statements of Income -
            Three and Six Months Ended
            March 31, 1994 and 1993                       4

            Consolidated Statements of Cash Flows -
            Six Months Ended March 31, 1994 and 1993      5

            Notes to Consolidated Financial
            Statements                                   6-7

            Report on Review by Independent
            Public Accountants                            8
          Item 2.  Management's Discussion and Analysis
                   of Financial Condition and Results
                   of Operations                        9-12


PART 11.  OTHER INFORMATION
          Item 4.   Submission of Matters to a
                    Vote of Security Holders            13

          Item 5.  Other Information                    13

          Item 6.  Exhibits and Reports on Form 8-K     13

          Signatures                                    14


                      PART 1.  FINANCIAL INFORMATION
                YANKEE ENERGY SYSTEM, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS

                                      MARCH 31,   SEPTEMBER 30,
                                        1994           1993
                                        ____           ____

                                   (UNAUDITED)
                                        (Thousands of Dollars)
ASSETS

Utility Plant, at original cost         $ 453,296      $ 445,912
  Less:  Accumulated provision for
         depreciation                     157,316        149,300
                                        _________      _________
                                          295,980        296,612
Construction work in progress              12,242         11,772
                                        _________      _________

      Total Net Utility Plant             308,222        308,384
                                        _________      _________
Other Property and Investments             25,110         23,543
                                        _________      _________

Current Assets:
  Cash and temporary cash investments      23,133          6,509
  Accounts receivable, net                 63,490         20,214
  Fuel supplies                             4,971         15,702

  Other materials and supplies              2,070          2,393
  Accrued utility revenues                 15,012          5,016
  Prepaid taxes                              --            3,894
  Other                                     3,026          4,618
                                        _________      _________
    Total Current Assets                  111,702         58,346
                                        _________      _________

  Deferred Gas Costs and Other              4,833          7,385
  Recoverable Pipeline
    Transition Costs                        9,493          7,531
  Recoverable Environmental
    Cleanup Costs                          36,110         36,104
  Receivable from Customers for
    Unrecovered Income Taxes (Note 3)      28,416           ---
  Receivable from Customers for
    Unrecovered Postretirement Benefits      709            ---
    (Note 3)                              ________       _______

     Total Assets                       $  524,595     $  441,293
                                          ________     _________
                                          ________     _________



The accompanying notes are an integral part of these financial statements.

                YANKEE ENERGY SYSTEM, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                                      MARCH 31,   SEPTEMBER 30,
                                        1994           1993
                                        ____           ____
                                   (UNAUDITED)
                                        (Thousands of Dollars)
CAPITALIZATION AND LIABILITIES

Capitalization:
  Common shares - $5.00 par value.
  Authorized 20,000,000 shares; 10,287,683
  shares outstanding at March 31, 1994
  and September 30, 1993                $ 51,438    $   51,438
  Capital surplus, paid in                84,974        84,930
  Retained earnings                       26,108         8,796
  Employee stock ownership
    plan guarantee                        (2,200)       (2,600)
                                        _________      _______
     Total Common Shareholders' Equity   160,320       142,564

  Preferred stock subject to
    mandatory redemption                  15,000        15,000
  Long-term debt, net of
    current portion                      148,333       153,633
                                        ________       _______
     Total Capitalization                323,653       311,197
                                        ________       _______
Current Liabilities:
  Notes payable to banks                   6,000         ---
  Long-term debt, current portion          8,667         8,667
  Accounts payable                        20,626        16,739
  Accrued interest                         4,107         4,081
  Accrued taxes                           25,678           ---
  Refundable energy costs                  1,583         3,703
  Pipeline transition costs payable        1,542         2,691
  Other                                    3,811         4,026
                                        ________       ________
     Total Current Liabilities            72,014        39,907
                                        ________       ________

Accumulated Deferred Income Taxes         33,813        38,441
Unfunded Deferred Income Taxes (Note 3)   28,402         ---
Accumulated Deferred Investment
  Tax Credits                             10,023        10,212
Reserve for Environmental Cleanup Costs   35,000        35,000
Unfunded Postretirement Benefits (Note 3)    709         ---
Deferred Gas Cost                         14,882         ---
Other Deferred Credits                     6,099         6,536

                                        ________       _______

Commitments and Contingencies (Note 2)



     Total Capitalization and
        Liabilities                    $ 524,595    $  441,293
                                        ________      ________
                                        ________      ________


The accompanying notes are an integral part of these financial statements.

                YANKEE ENERGY SYSTEM, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                          THREE MONTHS ENDED
                                               MARCH 31,
                                          __________________
                                        1994           1993
                                        ____           ____
                                   (Thousands of Dollars, Except
Share Information)

Operating Revenues                 $    134,369   $    123,624
Less:  Cost of Gas                       74,004         66,613
                                        _______        _______
Revenues, net of cost of gas             60,365         57,011
                                        ________       _______

Other Operating Expenses:
  Operations                             14,223         13,418
  Maintenance                             2,075          1,808
  Depreciation                            4,323          4,421
  Federal and state income taxes         13,194         12,743
  Taxes other than income taxes           8,574          8,000
                                        _______        _______

     Total Other Operating Expenses      42,389         40,390
                                        _______        _______

Operating Income                         17,976         16,621

Other Income, net                           645          1,062
                                        ________       _______
Income Before Interest Charges           18,621         17,683

Interest Charges, net                     3,425          3,570
                                        ________       _______
Income Before Preferred Dividends        15,196         14,113

Preferred Dividends                         274            274
                                        ________        ______

Net Income                         $     14,922   $     13,839
                                        _______         ______
                                        _______         ______

Total Earnings per Common Share    $       1.45   $       1.35
                                        _______         ______
                                        _______         ______


Average Common Shares Outstanding    10,287,683     10,287,683
                                     ___________    __________
                                     ___________    __________

The accompanying notes are an integral part of these financial statements.

                YANKEE ENERGY SYSTEM, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                            SIX MONTHS ENDED
                                               MARCH 31,
                                          __________________
                                        1994           1993
                                        ____           ____
                                   (Thousands of Dollars, Except
Share Information)

Operating Revenues                 $    226,155   $    214,608
Less:  Cost of Gas                      122,305        115,202
                                        _______        _______
Revenues, net of cost of gas            103,850         99,406
                                        _______        _______

Other Operating Expenses:
  Operations                             26,739         25,700
  Maintenance                             3,642          3,126
  Depreciation                            8,696          8,481
  Federal and state income taxes         21,175         19,486
  Taxes other than income taxes          14,178         14,302
                                        _______        _______

     Total Other Operating Expenses      74,430         71,095
                                        _______        _______

Operating Income                         29,420         28,311

Other Income, net                         1,193          1,543
                                        _______        _______
Income Before Interest Charges           30,613         29,854

Interest Charges, net                     6,783          7,656
                                        _______        _______
Income Before Preferred Dividends        23,830         22,198

Preferred Dividends                         548            548
                                        _______         ______

Net Income                         $     23,282   $     21,650
                                        _______         ______
                                        _______         ______

Total Earnings per Common Share    $       2.26   $       2.10
                                        _______         ______
                                        _______         ______

Average Common Shares Outstanding     10,287,683    10,287,683
                                     ___________    __________
                                     ___________    __________

The accompanying notes are an integral part of these financial statements.


                YANKEE ENERGY SYSTEM, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                          SIX MONTHS ENDED
                                              MARCH 31,
                                        1994           1993
                                        ____           ____
                                        (Thousands of Dollars)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Income before preferred dividends     $ 23,830  $   22,198
  Adjusted for the following:
    Depreciation                           8,696       8,481
    Iroquois and other equity earnings    (1,666)     (1,994)
    Deferred income taxes net             (4,800)        751
    Deferred gas cost activity and other
      non-cash items                      13,653      16,107
  Changes in working capital:
    Accounts receivable and accrued
      utility revenues                   (53,272)    (49,736)
    Accounts payable                       3,887       6,617
    Accrued taxes                         29,572       20,667
    Other working capital
     (excludes cash)                      10,618       8,041
                                        ________     _______
  Net cash provided by
  operating activities                    30,518      31,132
                                        _________    _______

CASH FLOWS FROM FINANCING ACTIVITES:
  Net proceeds from common stock issuance    ---      21,449
  Long-term debt issuance                    ---      20,000
  Retirement of long-term debt            (5,300)     (5,750)
  Increase(decrease)in short-term debt     6,000     (15,300)
  Financing expenses                          12         ---
  Cash dividends-preferred stock            (548)       (548)
  Cash dividends-common stock             (5,966)     (5,692)
                                        _________   ________
Net cash provided by (used for)
  financing activities                    (5,802)     14,159
                                        ________    ________

INVESTMENT IN PLANT AND OTHER:
  Utility Plant, net of allowance for other
   funds used during construction         (8,193)     (7,310)
  Other property and investments            ---         (217)
  Investment in nonutility plant          (1,000)        ---
  Iroquois distribution                    1,101         ---
                                         _______      _______
Net cash used for plant and other
  investments                             (8,092)     (7,527)
                                         ________     _______

NET INCREASE IN CASH
  FOR THE PERIOD                          16,624      37,764
Cash, beginning of period                  6,509         462
                                        ________     _______
Cash, end of period                     $ 23,133  $   38,226
                                        ________     _______
                                        ________     _______

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the period for:
  Interest, net of amounts capitalized  $  7,230  $    6,992
  Income taxes                          $  1,609  $    2,872


The accompanying notes are an integral part of these financial statements.

                YANKEE ENERGY SYSTEM, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1)  GENERAL

     The accompanying unaudited consolidated financial statements should be read in conjunction with the Annual Report of Yankee Energy System, Inc. (Yankee Energy or the Company) on Form 10-K for the fiscal year ended September 30, 1993 (1993 Form 10- K), including the audited financial statements (and notes thereto) incorporated by reference therein, and the Company's quarterly report on Form 10-Q for the quarter ended December 31, 1993 (First Quarter Form 10-Q). In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of the Company as of March 31, 1994, and its results of operations for the three and six months ended March 31, 1994 and 1993 and cash flows for the six months ended March 31, 1994 and 1993. The results of operations for the three and six months ended March 31, 1994 and 1993 are not necessarily indicative of the results expected for a full year, due mainly to the highly seasonal nature of the gas business.


2)  COMMITMENTS AND CONTINGENCIES

     TRANSITION COSTS - ORDER NO. 636: The three major pipeline systems serving Yankee Gas, Iroquois Gas Transmission System,Tennessee Gas Pipeline Company, and Algonquin Gas Transmission Company and its affiliate, Texas Eastern Transmission Company, have all restructured their services pursuant to Federal Energy Regulatory Commission (FERC) Order 636. Through March 31, 1994, Yankee Gas has paid approximately $8.0 million of transition costs. These payments, as well as an additional $1.5 million representing an additional transition cost liability likely to be incurred by Yankee Gas, have been deferred for future recovery. This estimate of $9.5 million may be subject to revision following future FERC orders. Yankee Gas' management anticipates full recovery of transition costs consistent with past Connecticut Department of Public Utility Control (DPUC) practices concerning gas costs. The DPUC has established a docket concerning generic issues related to Order 636 including cost recovery.

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

                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS






To the Management of
Yankee Energy System, Inc.:


We have reviewed the accompanying consolidated balance sheet of Yankee Energy System, Inc. (a Connecticut corporation) and subsidiaries (the Company) as of March 31, 1994, and the related consolidated statements of income for the three-month and six-month period then ended and cash flows for the six-month period then ended. These financial statements are the responsibility of the Company's management.

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

As discussed in Note 3, effective October 1, 1993, the Company changed their method of accounting for postretirement benefits other than pensions and income taxes.






Arthur Andersen & Co.
Hartford, Connecticut
April 28, 1994

                YANKEE ENERGY SYSTEM, INC. AND SUBSIDIARIES
     Management's Discussion and Analysis of Financial Condition
                         and Results of Operations


This section contains management's assessment of the financial condition of Yankee Energy System, Inc. (the Company or Yankee Energy) and the principal factors which had an impact on the results of operations in the periods presented. This discussion should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended September 30, 1993, including the audited consolidated financial statements (and notes thereto) incorporated by reference therein, and the Company's quarterly report on Form 10-Q for the quarter ended December 31, 1993.


FINANCIAL CONDITION
Overview

Consolidated earnings per share for the three months ended March 31, 1994 were $1.45 compared to $1.35 for the three months ended March 31, 1993, a seven percent increase. For the six months ended March 31, 1994, consolidated earnings were $2.26 per share compared to the $2.10 for the six months ended March 31, 1993, an eight percent increase.

Earnings for common shares increased for both periods in fiscal 1994 compared to last year due primarily to higher revenues from the Company's utility subsidiary, Yankee Gas Services Company (Yankee Gas), as a result of higher firm sales resulting primarily from colder weather in fiscal 1994. These increases were partially offset by normal increases in operating and tax expense.


RESULTS OF OPERATIONS
COMPARISON OF THE SECOND QUARTER OF FISCAL 1994 WITH THE SECOND
QUARTER OF FISCAL 1993

REVENUES AND SALES

Operating revenues increased $10.7 million in the second quarter of fiscal 1994 compared with the same period in the prior fiscal year.

The components of the change in operating revenues are as follows:

                                            Changes in
                                         Operating Revenues
                                         Increase/(Decrease)
                                        (Millions of Dollars)

Firm and other (excluding gas cost recoveries):
  Sales, transportation and other                 $3.9
                                                  ____
  Subtotal - firm and other                        3.9
                                                  ____

Interruptible sales and transportation
  (excluding gas cost recoveries):                (0.6)
                                                  ____

     Total: Excluding gas cost recoveries          3.3

Plus:  Gas cost recoveries                         7.4
                                                  ____

     Total change in operating revenues          $10.7
                                                  ____
                                                  ____

The corresponding changes in the Company's throughput were as follows:

                                   Quarter Ended March 31,
                                     (Mcf - thousands)

                               1994     1993         Increase/
                              ____      ____        (Decrease)
                                                     ________

Firm sales and transportation 14,726    13,643        1,083
Interruptible sales and
transportation                 1,510     2,269         (759)

     Total                    16,236    15,912          324
                              ______    ______          ____
                              ______    ______          ____


Firm and other revenues (excluding gas cost recoveries) increased for the second quarter of fiscal 1994 compared to the same period in fiscal 1993 due to a 7.6 percent increase in firm sales primarily due to colder weather.

Higher gas costs in the three moths ended March 31, 1994 making gas less economical for customers able to use alternative fuels, resulted in a decrease in interruptible margins this quarter.

Gas cost recoveries increased due to higher sendout in the second quarter of fiscal 1994 compared to the same period in fiscal 1993 and higher per-unit gas costs.

EXPENSES

Cost of gas increased $7.4 million for the three months ended
March 31, 1994 compared to the three months ended March 31, 1993 due to higher sendout and higher per-unit costs.

The components of cost of gas were as follows:

                                   Quarter Ended March 31,
                                   1994           1993
                                   ____           ____
                                     (Millions of Dollars)

Actual gas Purchases               $60.2               $57.7
Effect of purchased gas adjustment
  (PGA) clause                      13.8                 8.9
                                   _____               _____
Total expense                      $74.0               $66.6
                                   _____               _____
                                   _____               _____


Operations and maintenance expenses increased $1.1 million in the second quarter of fiscal 1994 compared to the second quarter of fiscal 1993, due to higher levels of payroll and benefits expenses.

Federal and State income taxes, including the portion contained in Other Income, increased $0.4 million due to higher pre-tax operating income in fiscal 1994 compared to the same period in fiscal 1993.

Taxes other than income taxes increased $0.6 million for the three months ended March 31, 1994 compared to the three months ended March 31, 1993 primarily due to higher Connecticut Gross Earnings taxes resulting from higher revenues in fiscal 1994.

Other income, net (excluding Federal and State income taxes) decreased $0.5 million for the three months ended March 31, 1994 due to lower equity earnings associated with Housatonic's investment in Iroquois.

COMPARISON OF THE FIRST SIX MONTHS OF FISCAL 1994 WITH THE FIRST
SIX MONTHS OF FISCAL 1993

Operating revenues increased $11.5 million in the first six months of fiscal 1994 compared with the same period in the prior year.

The components of the change in operating revenues are as follows:

                                            Change in
                                        Operating Revenues
                                        Increase/(Decrease)
                                       (Millions of Dollars)

Firm and other revenues
 (excluding gas cost recoveries):
   Regulatory decision                       $ 0.2
   Sales, transportation and other             4.4
                                              ____
          Subtotal - Firm and other            4.6

Interruptible (excluding gas cost
  recoveries):
   Margin sharing - 1993                      (0.1)
                                              _____
          Subtotal - Interruptible            (0.1)

          Total - Excluding gas cost
            recoveries                         4.5

Plus:  Gas cost recoveries                     7.0
                                               ___

          Total change in operating revenues $11.5
                                              ____
                                              ____


Firm and other revenues (excluding gas cost recoveries) increased in fiscal 1994 primarily due to a 4.6 percent firm sales increase in the first six months of fiscal 1994 compared with the same period in the prior year reflecting colder weather than the prior period.

Gas cost recoveries increased in fiscal 1994 due to higher firm sales and the refund of prior overcollections of gas costs from firm customers in fiscal 1993.

The components of the Company's throughput are as follows:

                              Six Months Ended March 31,
                                   (mcf - thousands)

                                                  Increase/
                         1994           1993      (Decrease)
                         ____           ____      __________

Firm sales and
  transportation         24,548         23,424       1,124
Interruptible sales
  and transportation      4,092          4,294        (202)
                          _____          _____        _____

     Total               28,640         27,718         922
                         ______         ______         ___
                         ______         ______         ___


Firm sales increased primarily due to the colder weather experienced in fiscal 1994 compared to the same period in 1993.
Interruptible and other decreased as a result of higher gas costs.

Cost of gas increased $7.1 million in fiscal 1994 due primarily to higher firm sales and the fiscal 1993 refund of prior year overcollections of gas costs.

Operations and maintenance expenses increased $1.6 million in the fiscal 1994 period due to higher levels of payroll and benefits expenses.

Depreciation expense increased $0.2 million in the fiscal 1994 compared to fiscal 1993 primarily due to increased plant balances in fiscal 1994.

Federal and state income taxes, including the portion contained in Other Income, increased $1.8 million due primarily to a higher income from operations in fiscal 1994.

Other income (excluding Federal and State income taxes) decreased
$0.3 million, in the fiscal 1994 period due primarily to lower earnings associated with Housatonic's investment in Iroquois.


LIQUIDITY AND CAPITAL RESOURCES

Expenditures for utility plant and other investments totaled $8.1 million for the first six months of fiscal 1994, reflecting a $0.6 million increase from the same period in fiscal 1993. This increase was due primarily to the deferral of construction activities in the first quarter of fiscal 1993 resulting from a ten-week work stoppage during that period. During the first six months of fiscal 1994, construction additions were supported by cash from operations. Internally generated cash flows during fiscal 1994 approximated the cash flows generated during the same period in fiscal 1993.

The seasonal nature of gas revenues, inventory purchases and construction expenditures create a need for short-term borrowing to supplement internally generated funds. Yankee Gas has arranged a $40 million revolving line of credit with a group of five banks whereby funds may be borrowed on a short-term revolving basis using either fixed or variable rate loans.
Yankee Gas also has another $22 million of credit lines available on an uncommitted basis. At March 31, 1994, Yankee Gas had no borrowings outstanding on its agreements. In addition, Yankee Energy has $6.0 million outstanding at March 31, 1994 on a $7.0 million committed line of credit.

The long-term credit needs of Yankee Gas are being met by a first mortgage bond indenture which provides for the issuance of bonds from time to time, subject to certain issuance tests.

                        PART II - OTHER INFORMATION



Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          At the Annual Meeting of Yankee Energy Shareholders on February 25, 1994, the following directors were elected to three-year terms expiring at the 1997 Annual
          Meeting: Frederick M. Lowther, Leonard A. O'Connor and Emery G. Olcott. Directors continuing in office are John K. Armstrong, Philip T. Ashton, Eileen S. Kraus, Thomas H. O'Brien and Nicholas L. Trivisonno. William
          O. Bailey retired as Chairman of the Board of the Company effective at the conclusion of the Annual Meeting. Philip T. Ashton was elected Chairman of the Board at the Board of Directors meeting following the Annual Meeting. Shareholders also ratified the appointment of Arthur Andersen & Co. as the Company's independent auditors.

Item 5.   OTHER INFORMATION

          Iroquois has been informed by the U. S. Attorney's Offices for the Northern, Southern and Eastern Districts of New York that a civil investigation is underway to determine whether Iroquois committed civil environmental violations during construction of the pipeline. In February, 1992, 26 alleged violations were identified to Iroquois in writing. In response, Iroquois denied that such violations occurred.
          Iroquois subsequently was informed that alleged violations included certain field reports prepared by a Federal/State Inter-Agency Task Force which surveyed the right-of-way in connection with the right-of-way restoration program. Iroquois responded to the appropriate U. S. Attorneys' Offices that none of the matters referenced in field reports issued to date represent violations of any law or governmental authorization. No proceedings in connection with this civil investigation have been commenced by the federal government against Iroquois.

          On December 3, 1993, Iroquois received notification from the Enforcement Staff of the Federal Energy Regulatory Commission's Office of the General Counsel ("Enforcement") that Enforcement has commenced a preliminary, non-public investigation concerning Iroquois' construction of certain of its pipeline facilities. That office has requested certain information regarding such construction. In addition, on December 27, 1993, Iroquois received a similar request for information from the Army Corps of Engineers requesting certain information regarding permit compliance in connection with certain aspects of the pipeline's construction. Iroquois is evaluating and responding to these requests for information and intends to work with these agencies to allay their concerns. No proceedings have been commenced against Iroquois in connection with these agency inquiries.

          A criminal investigation has been initiated against Iroquois and its environmental consultant by the U. S. Attorneys' Office for the Northern District of New York in conjunction with the U. S. Environmental Protection Agency ("EPA") and the Federal Bureau of Investigation ("FBI"). According to a press release issued by the FBI in June, 1992, areas under investigation include possible environmental violations, wire fraud, mail fraud, and providing false information of concealment of information from federal agencies in conjunction with the construction of the base pipeline. To date no criminal charges have been filed, and the Assistant
          U. S. Attorney in charge of the investigation has stated that he is not yet ready to meet with Iroquois' attorneys to discuss the specifics of the matter.

          Based upon information currently available to the Company, the Company believes that the ultimate resolution of these matters will not have a material adverse effect on the financial conditions or results of operations of the Company and its subsidiaries.

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



                                   YANKEE ENERGY SYSTEM, INC.
                                   __________________________
                                          (Registrant)



Date:  May 12, 1994                /s/ Michael E. Bielonko
                                   ___________________________
                                          Michael E. Bielonko
                                   Vice President, Treasurer and
                                      Chief Financial Officer


Date:  May 12, 1994                /s/  Nicholas A. Rinaldi
                                   ___________________________
                                         Nicholas A. Rinaldi
                                             Controller