Form 10-Q
period 1994-06-30
YANKEE ENERGY SYSTEM INC
filed 1994-08-12
CIK 849210

                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549
                              ______________

                                 FORM 10-Q
                                __________

(MARK ONE)
          /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
               OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1994 OR

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

                    Yes _X__       No ____

                   APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

NUMBER OF SHARES OF COMMON STOCK ($5.00 PAR VALUE)
OUTSTANDING AT JULY 31, 1994                          10,287,683

                YANKEE ENERGY SYSTEM, INC. AND SUBSIDIARIES


                             TABLE OF CONTENTS


                                                       PAGE NO.

PART I.   FINANCIAL INFORMATION

          Item 1. Financial Statements

            Consolidated Balance Sheets - June
            30, 1994 and September 30, 1993              2-3

            Consolidated Statements of Income -
            Three and Nine Months Ended
            June 30, 1994 and 1993                        4

            Consolidated Statements of Cash Flows -
            Nine Months Ended June 30, 1994 and 1993      5

            Notes to Consolidated Financial
            Statements                                   6-7

            Report on Review by Independent
            Public Accountants                            8
          Item 2.  Management's Discussion and Analysis
                   of Financial Condition and Results
                   of Operations                        9-13


PART 11.  OTHER INFORMATION
          Item 5.  Other Information                    14

          Item 6.  Exhibits and Reports on Form 8-K     14

          Signatures                                    15


                      PART 1.  FINANCIAL INFORMATION
                YANKEE ENERGY SYSTEM, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS

                                      JUNE 30,   SEPTEMBER 30,
                                        1994           1993
                                        ____           ____

                                   (UNAUDITED)
                                        (Thousands of Dollars)
ASSETS

Utility Plant, at original cost         $ 456,124      $ 445,912
  Less:  Accumulated provision for
         depreciation                     161,447        149,300
                                        _________      _________
                                          294,677        296,612
Construction work in progress              15,051         11,772
                                        _________      _________
      Total Net Utility Plant             309,728        308,384
                                        _________      _________
Other Property and Investments             25,935         23,543
                                        _________      _________

Current Assets:
  Cash and temporary cash investments      33,578          6,509
  Accounts receivable, net                 33,275         20,214
  Fuel supplies                             6,299         15,702

  Other materials and supplies              1,704          2,393
  Accrued utility revenues                  7,312          5,016
  Prepaid taxes                              ---           3,894
  Other                                     2,391          4,618
                                        _________      _________
    Total Current Assets                   84,559         58,346
                                        _________      _________

  Deferred Gas Costs                         ---           2,776
  Recoverable Pipeline
    Transition Costs                       10,593          7,531
  Recoverable Environmental
    Cleanup Costs                          36,075         36,104
  Recoverable Income Taxes (Note 4)        28,540           ---
  Recoverable Postretirement Benefits
    (Note 4)                                1,064           ---
  Other Deferred Debits                     6,614          4,609



     Total Assets                       $  503,108     $  441,293
                                          ________     _________
                                          ________     _________



The accompanying notes are an integral part of these financial statements.

                YANKEE ENERGY SYSTEM, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                                      JUNE 30,   SEPTEMBER 30,
                                        1994           1993
                                        ____           ____
                                   (UNAUDITED)
                                        (Thousands of Dollars)
CAPITALIZATION AND LIABILITIES

Capitalization:
  Common shares - $5.00 par value.
  Authorized 20,000,000 shares; 10,287,683
  shares outstanding at June 30, 1994
  and September 30, 1993                $ 51,438    $   51,438
  Capital surplus, paid in                85,012        84,930
  Retained earnings                       22,408         8,796
  Employee stock ownership
    plan guarantee                        (2,200)       (2,600)
                                        _________      _______
     Total Common Shareholders' Equity   156,658       142,564

  Preferred stock subject to
    mandatory redemption (Note 3)         15,000        15,000
  Long-term debt, net of
    current portion                      130,333       153,633
                                        ________       _______
     Total Capitalization                301,991       311,197
                                        ________       _______
Current Liabilities:
  Notes payable to banks                   6,900         ---
  Long-term debt, current portion         26,667         8,667
  Accounts payable                        15,026        16,739
  Accrued interest                         4,354         4,081
  Accrued taxes                           10,657           ---
  Refundable energy costs                  1,411         3,703
  Pipeline transition costs payable        1,510         2,691
  Other                                    4,147         4,026
                                        ________       ________
     Total Current Liabilities            70,672        39,907
                                        ________       ________

Accumulated Deferred Income Taxes         37,451        38,441
Unfunded Deferred Income Taxes (Note 4)   28,525         ---
Accumulated Deferred Investment
  Tax Credits                              9,929        10,212
Reserve for Environmental Cleanup Costs   35,000        35,000
Unfunded Postretirement Benefits (Note 4)  1,064         ---
Gas Cost Overcollections                  12,802         ---
Other Deferred Credits                     5,674         6,536

                                        ________       _______

Commitments and Contingencies (Note 2)



     Total Capitalization and
        Liabilities                    $ 503,108    $  441,293
                                        ________      ________
                                        ________      ________


The accompanying notes are an integral part of these financial statements.

                YANKEE ENERGY SYSTEM, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                          THREE MONTHS ENDED
                                               JUNE 30,
                                          __________________
                                        1994           1993
                                        ____           ____
                               (Thousands of Dollars, Except
                                   Share Information)

Operating Revenues                 $     53,612   $     51,000
Less:  Cost of Gas                       27,384         24,505
                                        _______        _______
Revenues, net of cost of gas             26,228         26,495
                                        ________       _______

Other Operating Expenses:
  Operations                             13,534         13,526
  Maintenance                             1,908          1,750
  Depreciation                            4,562          4,535
  Federal and state income taxes         (1,088)          (601)
  Taxes other than income taxes           4,955          5,134
                                        _______        _______

     Total Other Operating Expenses      23,871         24,344
                                        _______        _______

Operating Income                          2,357          2,151

Other Income, net                           995            994
                                        ________       _______
Income Before Interest Charges            3,352          3,145

Interest Charges, net                     3,641          3,865
                                        ________       _______
Income Before Preferred Dividends          (289)          (720)

Preferred Dividends                         274            274
                                        ________        ______

Net Income                         $       (563)  $       (994)
                                        _______         ______
                                        _______         ______

Total Earnings per Common Share    $      (0.05)  $      (0.10)
                                        _______         ______
                                        _______         ______


Average Common Shares Outstanding    10,287,683     10,287,683
                                     ___________    __________
                                     ___________    __________

The accompanying notes are an integral part of these financial statements.

                YANKEE ENERGY SYSTEM, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                            NINE MONTHS ENDED
                                               JUNE 30,
                                          __________________
                                        1994           1993
                                        ____           ____
                                  (Thousands of Dollars, Except
                                        Share Information)

Operating Revenues                 $    279,767   $    265,608
Less:  Cost of Gas                      149,690        139,707
                                        _______        _______
Revenues, net of cost of gas            130,077        125,901
                                        _______        _______

Other Operating Expenses:
  Operations                             40,272         39,226
  Maintenance                             5,550          4,876
  Depreciation                           13,257         13,016
  Federal and state income taxes         20,087         18,885
  Taxes other than income taxes          19,134         19,436
                                        _______        _______

     Total Other Operating Expenses      98,300         95,439
                                        _______        _______

Operating Income                         31,777         30,462

Other Income, net                         2,188          2,537
                                        _______        _______
Income Before Interest Charges           33,965         32,999

Interest Charges, net                    10,424         11,520
                                        _______        _______
Income Before Preferred Dividends        23,541         21,479

Preferred Dividends                         823            823
                                        _______         ______

Net Income                         $     22,718   $     20,656
                                        _______         ______
                                        _______         ______

Total Earnings per Common Share    $       2.21   $       2.01
                                        _______         ______
                                        _______         ______

Average Common Shares Outstanding     10,287,683    10,287,683
                                     ___________    __________
                                     ___________    __________

The accompanying notes are an integral part of these financial statements.


                YANKEE ENERGY SYSTEM, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                           NINE MONTHS ENDED
                                              JUNE 30,
                                        1994           1993
                                        ____           ____
                                        (Thousands of Dollars)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Income before preferred dividends     $ 23,541  $   21,479
  Adjusted for the following:
    Depreciation                          13,257      13,016
    Iroquois and other equity earnings    (2,532)     (2,897)
    Deferred income taxes net             (1,257)      4,198
    Deferred gas cost activity and other
      non-cash items                       9,089       8,220
  Changes in working capital:
    Accounts receivable and accrued
      utility revenues                   (15,357)    (13,627)
    Accounts payable                      (1,713)     (1,393)
    Accrued taxes                         14,551        7,477
    Other working capital
     (excludes cash)                       9,758       3,438
                                        ________     _______
  Net cash provided by
  operating activities                    49,337      39,911
                                        _________    _______

CASH FLOWS FROM FINANCING ACTIVITES:
  Net proceeds from common stock issuance    ---      21,436
  Long-term debt issuance                    ---      20,000
  Retirement of long-term debt            (5,300)    (20,750)
  Increase(decrease)in short-term debt     6,900     (15,300)
  Cash dividends-preferred stock            (823)       (823)
  Cash dividends-common stock             (9,104)     (8,676)
                                        _________   ________
Net cash used for
  financing activities                    (8,327)     (4,113)
                                        ________    ________

INVESTMENT IN PLANT AND OTHER:
  Utility Plant, net of allowance for other
   funds used during construction        (14,042)    (11,851)
  Other property and investments            ---       (1,598)
  Investment in nonutility plant          (1,000)        ---
  Iroquois distribution                    1,101       4,515
                                         _______      _______
Net cash used for plant and other
  investments                            (13,941)     (8,934)
                                         ________     _______

NET INCREASE IN CASH
  FOR THE PERIOD                          27,069      26,864
Cash, beginning of period                  6,509         462
                                        ________     _______
Cash, end of period                     $ 33,578  $   27,326
                                        ________     _______
                                        ________     _______

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the period for:
  Interest, net of amounts capitalized  $ 10,605  $   11,129
  Income taxes                          $  8,017  $    9,116


The accompanying notes are an integral part of these financial statements.

                YANKEE ENERGY SYSTEM, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1)  GENERAL

     The accompanying unaudited consolidated financial statements should be read in conjunction with the Annual Report of Yankee Energy System, Inc. (Yankee Energy or the Company) on Form 10-K for the fiscal year ended September 30, 1993 (1993 Form 10-K), including the audited financial statements (and notes thereto) incorporated by reference therein, and the Company's quarterly reports on Form 10-Q for the quarters ended December 31, 1993 and March 31, 1994. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of the Company as of June 30, 1994, and its results of operations for the three and nine months ended June 30, 1994 and 1993 and cash flows for the nine months ended June 30, 1994 and 1993. The results of operations for the three and nine months ended June 30, 1994 and 1993 are not necessarily indicative of the results expected for a full year, due mainly to the highly seasonal nature of the gas business.

2)  COMMITMENTS AND CONTINGENCIES

     TRANSITION COSTS - ORDER NO. 636: The three major pipeline systems serving Yankee Gas Services Company (Yankee Gas), Iroquois Gas Transmission System, Tennessee Gas Pipeline Company, and Algonquin Gas Transmission Company and its affiliate, Texas Eastern Transmission Company, have all restructured their services pursuant to Federal Energy Regulatory Commission (FERC) Order No. 636. Through June 30, 1994, Yankee Gas has paid approximately $9.1 million of transition costs. These payments, as well as an additional $1.5 million representing an additional transition cost liability likely to be incurred by Yankee Gas, have been deferred for future recovery. This estimate of $10.6 million may be subject to revision following future FERC orders. Yankee Gas' management anticipates full recovery of transition costs consistent with the recent Connecticut Department of Public Utility Control (DPUC) decision concerning gas costs.

     On July 8, 1994, the DPUC issued a decision on the implementation of FERC Order No. 636 by the Connecticut Gas Local Distribution Companies (LDCs). The DPUC will allow the LDCs to offset the transition costs incurred under Order No. 636 with any recoveries from refunds or deferred gas costs credits for the 1992-1993 period and all subsequent annual deferred gas costs, gas supplier refunds and twenty-five percent of interruptible margins earned in excess of target amounts. With the exception of all subsequent annual deferred gas costs credits, the DPUC will order all transition cost recovery dollars to be applied immediately on a monthly basis to the transition costs which have been or are subsequently billed. All subsequent annual deferred gas cost credits will be applied on an annual basis.

     There have been been no other material developments in this area. For a detailed description of the items that comprise commitments and contingencies of the Company, see the 1993
     Form 10-K.

3)  PREFERRED STOCK

     On July 1, 1994, Yankee Gas redeemed all 600,000 shares outstanding of its 9.125 percent cumulative preferred stock, $25 par value. The Company used cash on hand to pay both the $15 million par amount and an early redemption premium of $879,900.

4)  ADOPTION OF NEW ACCOUNTING STANDARDS

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

     POSTRETIREMENT BENEFITS: Effective October 1, 1993, Yankee Energy adopted the provisions of Statement of Financial Accounting Standards No. 106, "Employers' Accounting forPostretirement Benefits Other Than Pensions" (FAS 106). The provisions of FAS 106 require that Yankee Energy record the cost of postretirement benefits over the employees' active service periods rather than on an as-paid basis as was Yankee Energy's prior practice. Yankee Energy's unrecognized transitional benefit obligation liability was approximately $20 million as of October 1, 1993. Yankee Energy's annual costs for postretirement benefit obligations other than pensions, including amortization of the transition obligation over a twenty-year period, will be approximately $3.1 million in fiscal 1994, based on the provisions of FAS 106. A one percentage point increase in the inflation rate from the assumed rate would increase the unrecognized transitional benefit obligation liability by approximately $3.3 million as of October 1, 1993, and would increase the service cost and interest cost components of postretirement benefit cost by approximately $0.5 million annually. The DPUC is allowing $1.728 million of associated expenses to be recovered in rates and has indicated its objective to grant full rate recovery within a reasonable time frame of all FAS 106 related expenses. On this basis, the Company is deferring for future recovery the difference between the annual estimated expense and the portion currently being collected in rates. The adoption of FAS 106 increased assets and liabilities but did not have a negative impact on the Company's results of operations or financial position.

5)  RECLASSIFICATIONS

     Certain prior year amounts have been reclassified to conform with current year classifications.

                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS






To the Management of
Yankee Energy System, Inc.:


We have reviewed the accompanying consolidated balance sheet of Yankee Energy System, Inc. (a Connecticut corporation) and subsidiaries (the Company) as of June 30, 1994, and the related consolidated statements of income for the three-month and nine-month periods then ended and cash flows for the nine-month period then ended. These financial statements are the responsibility of the Company's management.

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

As discussed in Note 4, effective October 1, 1993, the Company changed their method of accounting for postretirement benefits other than pensions and income taxes.






Arthur Andersen & Co.
Hartford, Connecticut
July 28, 1994

                YANKEE ENERGY SYSTEM, INC. AND SUBSIDIARIES
     Management's Discussion and Analysis of Financial Condition
                         and Results of Operations


This section contains management's assessment of the financial condition of Yankee Energy System, Inc. (the Company or Yankee Energy) and the principal factors which had an impact on the results of operations in the periods presented. This discussion should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended September 30, 1993, including the audited consolidated financial statements (and notes thereto) incorporated by reference therein and the Company's quarterly reports on Form 10-Q for the quarters ended December 31, 1993 and March 31, 1994.


FINANCIAL CONDITION
OVERVIEW

For the three months ended June 30, 1994, the Company's loss per common share was $0.05 compared to $0.10 for the three months ended June 30, 1993. For the nine months ended June 30, 1994, earnings were $2.21 per share compared to $2.01 for the nine months ended June 30, 1993.

Improvement in earnings per share for the three month period was due primarily to lower interest charges and lower tax expense while revenues net of the cost of gas from the Company's utility subsidiary, Yankee Gas Services Company (Yankee Gas), remained fairly constant. For the nine month period, the earnings increase was primarily due to higher revenues, associated with colder weather and lower interest costs, partially offset by normal increases in operating expenses and income taxes. Weather during the nine month period was 4.7 percent colder than the same period last year and 5.3 percent colder than normal.


Results of Operations
Comparison of the Third Quarter of Fiscal 1994 with the Third
Quarter of Fiscal 1993

Revenues and Sales

Operating revenues increased $2.6 million in the third quarter of fiscal 1994 compared with the same period in the prior fiscal year. The components of the change in operating revenues are as follows:

                                            Changes in
                                         Operating Revenues
                                         Increase/(Decrease)
                                        (Millions of Dollars)

Firm and other (excluding gas cost recoveries):
  Sales, transportation and other                 $0.1
                                                  ____
  Subtotal - Firm and other                        0.1
                                                  ____

Interruptible sales and transportation
  (excluding gas cost recoveries):                (0.3)
                                                  ____

     Total: Excluding gas cost recoveries         (0.2)

Plus:  Gas cost recoveries                         2.8
                                                  ____

     Total change in operating revenues          $ 2.6
                                                  ____
                                                  ____

The corresponding changes in the Company's throughput were as follows:

                                   Quarter Ended June 30,
                                     (Mcf - thousands)

                               1994     1993         Increase

Firm sales and transportation  5,527     5,200          327
Interruptible sales and
transportation                 2,263     1,915          348

                               _____     _____          ___

     Total                     7,790     7,115          675
                               _____     _____          ___

                               _____     _____          ___



Firm and other revenues (excluding gas cost recoveries) increased for the third quarter of fiscal 1994 compared to the same period in fiscal 1993 due to a 5.9 percent increase in firm sales primarily due to colder weather.

Competitive gas costs in the month of June, 1994 making gas economical for customers able to use alternative fuels and an increased demand from a large electric generation facility resulted in an increase in interruptible throughput this quarter.

However, higher per unit gas costs in the first two months of the quarter ended June 30, 1994 as compared to the same period last year resulted in a decrease in interruptible margin.

Gas cost recoveries increased due to higher sendout in the second quarter of fiscal 1994 compared to the same period in fiscal 1993 and higher per-unit gas costs.

Expenses

Cost of gas increased $2.9 million for the three months ended June 30, 1994 compared to the three months ended June 30, 1993 due to higher sendout and higher per-unit gas costs. In addition, a decrease in gas supplier refunds and the lack of the fiscal 1994 refund of the prior period overcollection contributed to the current period increase.

The components of cost of gas were as follows:

                                      Quarter Ended June 30,
                                      1994          1993
                                      (Millions of Dollars)
Actual gas purchases                 $34.1          $32.3
Effect of purchased gas adjustment
 (PGA) clause                         (6.7)          (7.8)
                                     ______         ______

Total expense                        $27.4          $24.5
                                     _____          _____
                                     _____          _____


Federal and state income taxes, including the portion contained in Other Income, decreased $0.4 million due to a lower effective tax rate in fiscal 1994 compared to the same period in fiscal
1993.

Taxes other than income taxes decreased $0.2 million for the three months ended June 30, 1994 compared to the three months ended June 30, 1993 primarily due to the additional unemployment tax expense recorded in fiscal 1993 associated with claims paid to Yankee Gas bargaining unit employees during a ten-week work stoppage.

Interest charges decreased $0.2 million for the three months ended June 30, 1994 compared to the same period ended June 30, 1993 due to lower interest in fiscal 1994 on the Company's PGA balance.

Comparison of the First Nine Months of Fiscal 1994 with the First
Nine Months of Fiscal 1993

Revenues and Sales

Operating revenues increased $14.2 million in the first nine months of fiscal 1994 compared with the same period in the prior year. The components of the change in operating revenues are as follows:


The components of the change in operating revenues are as follows:

                                            Change in
                                        Operating Revenues
                                        Increase/(Decrease)
                                       (Millions of Dollars)

Firm and other revenues
 (excluding gas cost recoveries):
   Regulatory decision                       $ 0.2
   Sales, transportation and other             4.5
                                              ____
          Subtotal - Firm and other            4.7

Interruptible sales and transportation
  (excluding gas cost recoveries):            (0.4)
                                              _____
          Subtotal - Interruptible            (0.4)

          Total - Excluding gas cost
            recoveries                         4.3

Plus:  Gas cost recoveries                     9.9
                                               ___

          Total change in operating revenues $14.2
                                              ____
                                              ____


The corresponding changes in the Company's throughput were as follows:

                              Nine Months Ended June 30,
                                   (Mcf - thousands)


                         1994           1993       Increase
                         ____           ____      __________


Firm sales and
  transportation         30,075         28,624       1,451
Interruptible sales
  and transportation      6,356          6,209         147
                          _____          _____        _____

     Total               36,431         34,833       1,598
                         ______         ______         ___
                         ______         ______         ___


Firm and other revenues (excluding gas costs recoveries) increased in fiscal 1994 primarily due to a 5.1 percent firm sales increase in the first nine months of fiscal 1994 compared with the same period in the prior year reflecting colder weather than the prior period.

Interruptible margin decreased in fiscal 1994 due to higher gas prices in fiscal 1994 compared to fiscal 1993 despite an increased demand from a large electric generation facility during the month of June, 1994.

Gas cost recoveries increased in fiscal 1994 due to higher firm sales and a decrease in the fiscal 1994 refund of prior year overcollections of gas costs from firm customers in fiscal 1993.

Expenses

Cost of gas increased $10.0 million for the first nine months in fiscal 1994 due primarily to higher firm sales and a decrease in the fiscal 1994 refund of prior period overcollections of gas costs.

The components of cost of gas were as follows:

                              Nine Months Ended June 30,
                                     1994    1993
                                (Millions of Dollars)

Actual gas purchases               $140.9    $137.2
Effect of purchased gas adjustment
   (PGA) clause                       8.8       2.5
                                    _____     _____

Total expense                      $149.7    $139.7
                                   ______    ______
                                   ______    ______


Operations and maintenance expense increased $1.7 million in the first nine months of fiscal 1994 due to higher levels of payroll and benefits expense.

Depreciation expense increased $0.2 million in the first nine months of fiscal 1994 compared to the same period in fiscal 1993 primarily due to increased plant balance in the first nine months of fiscal 1994.

Federal and state income taxes, including the portion contained in Other Income, increased $1.4 million due primarily to higher income from operations in the first nine months of fiscal 1994.

Other income (excluding federal and state income taxes) decreased
$0.2 million in the first nine months of fiscal 1994 due primarily to lower earnings associated with Housatonic's investment in Iroquois.

Interest charges decreased $1.1 million for the nine months ended June 30, 1994 compared to the same period ended June 30, 1993 due to an adjustment to the allowance for borrowed funds used during construction in fiscal 1993 and lower interest on long-term debt and on the Company's PGA balance in fiscal 1994.

Liquidity and Capital Resources

Expenditures for utility plant and other investments totaled $15 million for the first nine months of fiscal 1994, reflecting a $1.6 million increase from the same period in fiscal 1993. This increase was due primarily to the deferral of construction activities in the first quarter of fiscal 1993 resulting from a ten-week work stoppage during that period. During the first nine months of fiscal 1994, construction additions were supported by cash from operations. The increase in cash flows from operations during the first nine months of fiscal 1994 compared to the first nine months of fiscal 1993 is due primarily to higher net income and the amount and timing of payments for gas purchases.

The seasonal nature of gas revenues, inventory purchases and construction expenditures create a need for short-term borrowing to supplement internally generated funds. Yankee Gas has arranged a $40 million revolving line of credit with a group of five banks whereby funds may be borrowed on a short-term revolving basis using either fixed or variable rate loans.
Yankee Gas also has another $22 million of credit lines available on an uncommitted basis. At June 30, 1994, Yankee Gas had no borrowings outstanding on its agreements. In addition, Yankee Energy has $6.9 million outstanding at June 30, 1994 on a $7.0 million committed line of credit.

The long-term credit needs of Yankee Gas are being met by a first mortgage bond indenture which provides for the issuance of bonds from time to time, subject to certain issuance tests.

On July 1, 1994, Yankee Gas redeemed all 600,000 shares outstanding of its 9.125 percent cumulative preferred stock, $25 par value. The Company used cash on hand to pay both the $15 million par amount and an early redemption premium of $879,900.

On July 8, 1994, the DPUC issued a decision on the implementation of the Federal Energy Regulatory Commission (FERC) Order No. 636 by Connecticut Gas Local Distribution Companies (LDCs). The DPUC will allow the LDCs to offset the transition costs incurred under Order No. 636 with any recoveries from refunds or deferred gas costs credits for the 1992-1993 periods and all subsequent annual deferred gas costs, gas supplier refunds and twenty-five percent of interruptible margins earned in excess of target amounts.
With the exception of all subsequent annual deferred gas costs credits, the DPUC will order all transition cost recovery dollars to be applied immediately on a monthly basis to the transition costs which have been or are subsequently billed. All subsequent annual deferred gas cost credits will be applied on an annual basis. Through June 30, 1994, Yankee Gas has paid approximately $9.1 million of transition costs. These payments as well as an additional $1.5 million representing an additional transition cost liability likely to be incurred by Yankee Gas, have been deferred for future recovery. This estimate of $10.6 million may be subject to revision following future FERC orders. Yankee Gas' management anticipates full recovery of transition costs consistent with the recent Connecticut Department of Public Utility Control (DPUC) decision concerning gas costs.

                        PART II - OTHER INFORMATION


Item 5.   Other Information

     Iroquois Gas Transmission System, L.P. (Iroquois) has been informed by the U. S. Attorney's Offices for the Northern, Southern and Eastern Districts of New York that a civil investigation is underway to determine whether Iroquois committed civil environmental violations during construction of the pipeline. In February, 1992, 26 alleged violations were identified to Iroquois in writing. In response, Iroquois denied that such violations occurred. Iroquois subsequently was informed that alleged violations were included in certain field reports prepared by a Federal/State Inter-Agency Task Force which surveyed the right-of-way in connection with the right-of-way restoration program. Iroquois responded to the appropriate U. S. Attorney's Offices that none of the matters referenced in field reports issued to date represent violations of any law or governmental authorization. No proceedings in connection with this civil investigation have been commenced by the federal government against Iroquois.

     On December 3, 1993, Iroquois received notification from the Enforcement Staff of the Federal Energy Regulatory Commission's Office of the General Counsel "Enforcement")that Enforcement has commenced a preliminary, non-public investigation concerning Iroquois' construction of certain of its pipeline facilities. That office has requested certain information regarding such construction. In addition, on December 27, 1993, Iroquois received a similar request for information from the Army Corps of Engineers requesting certain information regarding permit compliance in connection with certain aspects of the pipeline's construction. Iroquois is providing information to these agencies in response to their requests. No proceedings have been commenced against Iroquois in connection with these agency inquiries.

     A criminal investigation has been initiated against Iroquois and its environmental consultant by the U. S. Attorney's Office for the Northern District of New York in conjunction with the U. S. Environmental Protection Agency ("EPA") and the Federal Bureau of Investigation ("FBI"). According to a press release issued by the FBI in June, 1992, areas under investigation include possible environmental violations, wire fraud, mail fraud, and providing false information or concealment of information from federal agencies in conjunction with the construction of the base pipeline. To date no criminal charges have been filed, and the Assistant
     U. S. Attorney in charge of the investigation has stated that he is not yet ready to meet with Iroquois' attorneys to fully discuss the specifics of the matter.

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



                                   YANKEE ENERGY SYSTEM, INC.
                                   __________________________
                                          (Registrant)



Date:  August 12, 1994                /s/ Michael E. Bielonko
                                   ___________________________
                                          Michael E. Bielonko
                                   Vice President, Treasurer and
                                      Chief Financial Officer


Date:  August 12, 1994                /s/  Nicholas A. Rinaldi
                                   ___________________________
                                         Nicholas A. Rinaldi
                                             Controller