Form 10-K
period 1994-09-30
YANKEE ENERGY SYSTEM INC
filed 1994-12-19
CIK 849210

              SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

                        FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURI-
TIES EXCHANGE ACT OF 1934

For the fiscal year ended     September 30, 1994
                        ------------------------

                             OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to
                             --------------      ---------------


Commission File Number  0-17605
                        -------

                   Yankee Energy System, Inc.
- -----------------------------------------------------------------
    (Exact name of registrant as specified in its charter)


    Connecticut                                  06-1236430
- -----------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer
incorporation or organization                    Identification
No.)


    599 Research Parkway, Meriden, CT            06450-1030
- -----------------------------------------------------------------
    Address of principal executive offices)      (Zip Code)


Registrant's telephone number, including area code (203) 639-4000
                                                 ---------------
Securities registered pursuant to Section 12(b) of the Act:

                                  Name of each exchange
Title of each class                    on which registered
- -------------------                    ---------------------

    None                               Not Applicable
- -----------------------------------------------------------------
Securities registered pursuant to Section 12(g) of the Act:





Common Stock, Par Value $5 Per Share, and Common Share Purchase
Rights
- -----------------------------------------------------------------
                        (Title of class)


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes X     No     .
                                     ----   ----

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec.229,405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-
K or any amendment to this Form 10-K. [X]

    The aggregate market value of the voting stock held by non-affiliates of the registrant at December 16, 1994 was $216,041,343.00 based on the closing price of $21.00 per share.
On December 16, 1994, the Company had 10,287,683 shares of common stock outstanding.

Documents Incorporated by Reference
Part of Form 10-K

Annual Report to Shareholders for the Fiscal Year Ended September
30, 1994
Parts I and II
Proxy Statement For Its Annual Meeting to be Held on February 24,
1995
Part III

                             PART I
                             ------

                        INTRODUCTION
                        ------------

    As used herein, the terms "Yankee Energy" and the "Company" shall mean Yankee Energy System, Inc., and unless the context indicates otherwise, the term "1994 Annual Report" shall mean the Company's 1994 Annual Report to Shareholders and the term "Proxy Statement" shall mean the Proxy Statement accompanying the Company's notice, dated on or about January 6, 1995, of the Annual Meeting of the Company's Shareholders to be held on February 24, 1995. Portions of each are incorporated by
reference as hereinafter stated.   Unless the context indicates
otherwise, any reference to 1994 in this report refers to the fiscal year ended September 30, 1994 and references to any previous year's results refer to the preceding 12-month period ended September 30.


ITEM 1.  BUSINESS
         --------

    Yankee Energy, a Connecticut corporation that began independent operations in July, 1989, is a holding company headquartered in Connecticut. Its principal operating subsidiary is Yankee Gas Services Company ("Yankee Gas"), a state-regulated utility providing retail distribution of natural gas to a franchised service area comprising 67 cities and towns in Connecticut and covering approximately 2,200 square miles. The Connecticut Department of Public Utility Control ("DPUC") regulates Yankee Gas' rates, standards of service, safety practices and certain other matters. Yankee Energy has four additional subsidiaries: Housatonic Corporation ("Housatonic"), NorConn Properties, Inc. ("NorConn"), Yankee Energy Financial Services Company ("Yankee Financial") and Yankee Energy Production Services, Inc. ("Yankee Production").

    Housatonic holds a 10.5 percent equity interest in the Iroquois Gas Transmission System, L.P., the partnership that owns and operates a natural gas pipeline that transports gas from Canada to markets in northeastern United States. NorConn owns two facilities which are leased to Yankee Gas, and may in the future acquire other facilities for use by the Company or its subsidiaries. Yankee Financial promotes the sale of natural gas by providing financing for natural gas installations. Yankee Production encourages additional natural gas sales by Yankee Gas in special applications to large customers and seeks opportunities for capital investment in projects, including on-site electric generation.

    Yankee Energy is an exempt holding company under the Public Utility Holding Company Act of 1935. Its activities are presently confined to the ownership of 100 percent of the common stock of its five subsidiaries and other matters incidental to its role as a holding company. From time to time, the Company may consider or explore opportunities to acquire or invest in other gas distribution companies or related businesses. The Company's non-regulated activities are limited by a cap imposed by the DPUC at the time of the Company's formation that placed an overall limit on investment in unregulated businesses of 20 percent of total consolidated assets.

              THROUGHPUT (SALES/TRANSPORTATION)
              ---------------------------------

    Yankee Gas operates the largest natural gas distribution system in Connecticut as measured by number of customers and service territory. Yankee Gas provides gas service to approximately 177,000 retail customers. Total throughput (sales and transportation) for 1994 was 43.2 billion cubic feet (Bcf), a 6 percent increase from 1993. Yankee Gas' revenues in 1994 were derived 44 percent from residential customers, 30 percent from commercial customers, 25 percent from industrial customers and the remaining one percent from other sources. Sales were 42.5 Bcf in 1994, an increase of 8.5 percent from 1993. Volumes of gas owned by certain of Yankee Gas' customers and transported by Yankee Gas on its system were .7 Bcf in 1994, a 56 percent decrease from 1993. This decrease resulted in large part because Yankee Gas was able to provide competitively priced sales gas to both firm and interruptible customers.

FIRM SALES

    Firm gas sales of 33.5 Bcf accounted for approximately 79 percent of total gas sales. Firm gas sales, particularly sales for residential space heating, are highly seasonal. In 1994, about 64 percent of total firm sales occurred in the five months from November through March.

                   1994 FIRM SALES
                   ---------------
              Average Number      Volumes
              of Customers        in Bcf
              --------------      -------
Residential   155,874             13.1
Commercial     19,040             10.0
Industrial      1,888             10.4
              -------             ----
              176,802             33.5

                             2

                             Volumes as a
                             Percent of
              Revenues       Firm Sales
              --------       -------------
Residential   $140,403,000         39
Commercial    $ 88,757,000         30
Industrial    $ 55,749,000         31
              ------------        ---
              $284,909,000        100


INTERRUPTIBLE SALES

    Certain industrial and commercial customers purchase gas on an as available or interruptible basis. Since Yankee Gas can interrupt service to these customers during peak demand periods, interruptible customers must have the capability to switch to an alternative fuel on short notice. The price charged for interruptible sales service is a market price based on the cost of the customer's alternative fuel, which is usually oil. Interruptible sales depend upon the availability of gas supplies and, generally, have offered lower margins than firm sales. Yankee Gas has the authorization from the DPUC to engage in flexible pricing to meet market prices for alternative fuels available to interruptible customers.

                   1994 INTERRUPTIBLE SALES
                   ------------------------

              Average Number Volumes
              of Customers   in Bcf    Revenues
              -------------- --------  --------
Commercial and
  Industrial       205       8.7       $28,629,000

    Total interruptible gas sales of 8.7 Bcf accounted for approximately 20.5 percent of total gas sales.

    Yankee Gas also offers interruptible transportation service to its customers. This service permits customers who desire to purchase gas from sources other than Yankee Gas to do so, provided they have made all the necessary transportation arrangements with the transmission pipelines to deliver their gas to the Yankee Gas distribution system. Generally, transportation service is used by customers on an interruptible basis as it is highly sensitive to alternative fuel prices as well as to the availability of interstate pipeline capacity into the region. Large firm sales customers can utilize transportation in place of firm sales service during the summer. Under existing tariff structures, the financial condition of the Company is unaffected by customers electing to use transportation service in lieu of making gas purchases.

SELF-GENERATION AND COGENERATION

    With the current industry deregulation, two expanding gas markets in Connecticut and elsewhere are self-generation and cogeneration of electricity. Self-generation is the generation of some or all of a user's electricity requirements, typically for commercial or industrial purposes. Cogeneration involves sequential production of electricity and thermal or mechanical energy. Yankee Production has invested as a limited partner in two cogeneration projects. Other opportunities for investing in this market are currently being investigated.

    Under an agreement between Yankee Gas and Dexter, Yankee
Gas' largest customer, Dexter has a contract to purchase annually approximately 3.9 Bcf of natural gas sales service for use in its 56-megawatt cogeneration facility for an initial term of 20 years (1989-2009). In fiscal year 1994, sales and transportation to Dexter were 3.4 Bcf, or 8.0 percent of Yankee Gas' total gas throughput.

MARKET EXPANSION

    Opportunities to increase gas sales with little or no capital investment exist along Yankee Gas' mains through conversion to gas heating of low use and non-use homes and the addition of new gas appliances. The Company continues to increase its efforts in this important market.

    Over the last few years, the Company has intensified its efforts to provide new service throughout its service territory. The extension of a gas main under the Thames River from Montville to Ledyard and additional interconnections with the interstate pipeline system have allowed Yankee Gas to provide natural gas service to several significant industrial customers in the region. Discussions are underway with other large and small potential gas customers throughout the Company's service territory.

                        COMPETITION
                        -----------

    In the past, local gas distribution companies ("LDCs"), such as Yankee Gas, did not directly compete with other LDCs for retail customers because the territories they serve are fixed by franchise. However, since 1993, LDCs began marketing efforts within the service territory of other LDCs under blanket certificates granted by the Federal Energy Regulatory Commission ("FERC"). Yankee Gas has such a marketing certificate, which allows gas to be sold, but not necessarily delivered, in the service territory of another LDC.

    With the recent deregulation of pipeline services brought about by the FERC Orders 636 and 636A and local public utility commissions, pipeline companies, producers and marketers/brokers compete with LDCs for gas sales to those customers who utilize transportation service, especially large industrial customers. Additionally, LDCs compete for business with providers of alternative energy sources, such as electric utilities and heating oil and propane companies. Gas and electric utilities have traditionally competed for business in areas such as space heating, water heating, clothes drying and cooking. Air conditioning and on-site electric generation are areas of increasing competition. (See Regulatory and Environmental Matters)

    Environmental concerns are increasing the attractiveness of natural gas as a fuel source over oil and other energy sources not only for heating and cooling but for vehicle fleet transportation as well. The increased focus on natural gas vehicles creates a potential new market for the gas industry. However, development of an infrastructure to provide natural gas vehicle fueling stations is essential to the development of this market. Currently, Yankee Gas operates 56 bi-fuel (natural gas and gasoline) vehicles in its fleet and plans to add other natural gas vehicles in 1995. Yankee Gas operates two refueling stations for its own natural gas vehicles and is evaluating various options for the establishment and location of additional facilities. On January 13, 1994, Yankee Gas, in cooperation with Shell Oil Company, opened Connecticut's first retail public natural gas vehicle refueling station in Windsor Locks. A second station was opened in Norwalk on November 21, 1994 in cooperation with British Petroleum.

                        BYPASS
                        ------

    No interstate pipeline company has physically bypassed
Yankee Gas' distribution system to provide retail service to customers in Yankee Gas' service territory. A Connecticut statute currently prohibits an interstate pipeline from bypassing an LDC without the DPUC's prior approval. However, with the industry deregulation brought about by the FERC Order 636, bypass by large industrial customers is a reality. In its docket reviewing FERC Order 636 issues, the DPUC stated "pipeline unbundling has enabled LDCs, customers and marketers to shop, select and avoid individual firm and interruptible service with ease. Franchise customers who select anything less than firm service from their LDC are engaging in some form of bypass." The DPUC also stated its intent to have the Connecticut LDCs develop and file their unbundled services and rates by November 1, 1995. To date, Yankee Gas has successfully addressed the threat of bypass by its industrial customers by understanding what services they need and executing market-competitive gas service agreements.

                   GAS PURCHASES
                   -------------

    FERC Order No. 636, which required the unbundling of interstate pipeline services, has significantly altered Yankee Gas' supply arrangements. Pursuant to the Order, implemented June 1, 1993 on the Algonquin Gas Transmission Company ("Algonquin") system and that of its affiliate, Texas Eastern Transmission Company ("TETCo"), and September 1, 1993 by Tennessee Gas Pipeline Company ("Tennessee") and Iroquois Gas Transmission System ("Iroquois"), Yankee Gas executed contracts with interstate pipelines for services to transport gas from production and underground storage areas to Yankee Gas' service territory to replace the traditional merchant services previously provided by the pipeline companies. Yankee Gas concurrently replaced the gas supply traditionally obtained from the pipelines' merchant services with firm purchases directly from producers and/or marketing companies.

    Interstate pipelines delivered over 99.8 percent of Yankee Gas' 1994 fiscal year requirements to its distribution system. The balance was provided by a propane-air mixture produced at facilities within Yankee Gas' service territory, as well as purchases of liquified natural gas from Providence, Rhode Island.

Interstate pipeline capacity enables Yankee Gas to meet its firm customers' requirements with pipeline supplies for more than 99.2 percent of the year. However, Yankee Gas does not have sufficient capacity entitlements on the interstate pipelines to serve its firm customers with pipeline-delivered gas at all times. Therefore, during the winter, whenever daily firm demand exceeds the amount of gas delivered by the pipelines, service to interruptible customers is interrupted and Yankee Gas supplements pipeline gas with a propane-air mixture produced at facilities within Yankee Gas' service territory. In fiscal year 1994, such propane-air comprised less than .06 percent of Yankee Gas' total supply. Although Yankee Gas anticipates continued utilization of this relatively expensive supplemental gas, the quantities to be used are substantially decreased from prior periods due to the addition of the Alberta Northeast Energy, Ltd ("ANE") supplies transported by Iroquois.

    The following table sets forth sources of 1994 gas supply
(including purchases for storage injections):


    Source                             Percent of Total Supply
    -------                            -----------------------
    Direct Firm Purchases                              38.7
    Boundary Gas ("Boundary")                           7.6
    Alberta Northeast Energy, Ltd. ("ANE")             47.4
    Spot Market Purchase                                6.1
    Other                                               0.2
                                                      ------
                             Total                    100%


    Yankee Gas has firm long term contracts with a number of suppliers to meet the requirements of its firm customers. Yankee Gas participates in the spot market, buying gas supply on an "as available" basis, to the extent those firm contracts permit such replacement whenever it is operationally feasible and economically beneficial.

    Yankee Gas is entitled to purchase 59,000 thousand cubic feet (Mcf) per day of gas or about 21.5 Bcf annually from ANE. Yankee Gas holds a 15.9 percent equity interest in ANE, an entity formed by several utilities in the Northeast to aggregate the purchase of the gas from Western Canada and facilitate its sale to LDC owners at the United States-Canadian Border. Yankee Gas' minimal investment in ANE provides no contribution to net income in accordance with the parties' intent. The sales contracts between Yankee Gas and ANE expire in 2006. This gas is delivered in the United States by the Iroquois pipeline and the transportation contract between Yankee Gas and Iroquois expires in 2011.

    Yankee Gas owns a 10.4 percent equity interest in Boundary, an LDC consortium which imports natural gas from Canada, entitling Yankee Gas to purchase a proportional share of the natural gas Boundary purchases from Canadian sources. Yankee Gas is entitled to purchase 9,500 Mcf of gas per day through 2003.
By design, Yankee Gas' minimal investment in Boundary provides no contribution to net income.

    In 1992, the merchant service contracts between Yankee Gas and Tennessee were terminated, and replaced with a transportation contract that expires in 2000, but may be continued on a year to year basis after that with the mutual consent of the parties. In addition to the conversion to transportation service with Tennessee, Yankee Gas also received its proportional share (approximately 1.8 Bcf) of the underground storage that had been utilized previously by Tennessee to support the merchant service it had provided Yankee Gas. To replace the remaining piece of the former merchant service, the sale of gas itself, Yankee Gas negotiated for the purchase of approximately 30,000 Mcf per day of gas from three suppliers. These contracts provide varying term lengths, flexibility options and pricing determinants.
While the merchant service previously provided by Tennessee subjected both Tennessee's transportation and gas supply charges to the FERC regulation, Yankee Gas' gas purchase contracts with these suppliers contain freely negotiated (non- FERC regulated) pricing provisions. Tennessee's transportation function remains regulated by the FERC.

    Order No. 636 mandated replacement of the former merchant services provided by Algonquin and required that Algonquin assign to Yankee Gas its proportional share of the transportation capacity entitlements it held on the systems of Texas Eastern, Transcontinental Gas Pipeline Corporation ("Transco"), National Fuel Gas Supply Corporation ("National Fuel") and CNG Transmission Corporation ("CNGT"). Additionally, Yankee Gas received its proportional share of firm storage services (approximately 2.4 Bcf) provided by Texas Eastern and CNGT which had been utilized to provide the Algonquin merchant services. Yankee Gas has negotiated with a variety of suppliers for a total of approximately 65,000 Mcf per day of gas to replace the supplies previously purchased from the Algonquin merchant service. These contracts provide a variety of term lengths and flexibility provisions to meet Yankee Gas' current and future supply requirements. The contracts held with suppliers contain freely negotiated (non-FERC regulated) pricing provisions, while the transportation and storage services provided by Algonquin, Texas Eastern, Transco, National Fuel and CNGT remain regulated by the FERC.

    As a result of the restructuring of pipeline services required by the FERC Order No. 636, Yankee Gas has increased its firm underground storage capacity of approximately 6.4 Bcf.

IROQUOIS GAS TRANSMISSION SYSTEM

    Iroquois is a natural gas pipeline that transports gas purchased from Canadian producers to northeastern United States. This additional capacity has enabled Yankee Gas to expand and diversify its gas supply portfolio. Iroquois became fully operational on November 1, 1992, and Yankee Gas on that day began accepting its full entitlement of 59,000 Mcf per day.
Housatonic, a wholly owned subsidiary of Yankee Energy, was organized for the sole purpose of owning 10.5 percent of the equity in the partnership that owns Iroquois. The Iroquois partnership consists of United States and Canadian companies involved in various facets of the natural gas business, including production, transmission and distribution. Earnings on Housatonic's investment in Iroquois in 1994, approximately $1.8 million, contributed $0.17 per share to 1994 earnings.

    At September 30, 1994 Housatonic's investment in Iroquois, including its non-cash equity portion, was $18.6 million. Housatonic entered into a $14.25 million three-year variable rate term loan with annual sinking fund payments and including a prepayment option. One-third of the total principal amount is payable at the end of each year of the term loan. At September 30, 1994, a principal balance of $6.75 million was owed under this agreement. For additional information on Iroquois, see Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 8 in the Company's 1994 Annual Report to Shareholders.

              REGULATORY AND ENVIRONMENTAL MATTERS
              ------------------------------------

YANKEE GAS:  FEDERAL REGULATION

    Yankee Gas is not directly regulated by the FERC, but because the FERC regulates the interstate pipelines serving Yankee Gas' service territory, Yankee Gas is directly and substantially affected by the FERC's policies and actions. Accordingly, Yankee Gas closely follows and, when appropriate, participates in proceedings before the FERC.

                   ORDER NO. 636 TRANSITION COSTS
                   ------------------------------

    In essence, Order No. 636 found that pipelines would achieve the FERC's long term goal of open access transportation services that are indifferent to the seller of the gas only if the traditional merchant services by the pipelines were "unbundled", or separated into its component parts. The Order mandated compliance by every pipeline by the winter of 1993-94. All pipelines with whom Yankee Gas has dealings have complied.

    Order No. 636 recognized that the restructuring of the pipelines' traditional services would cause pipelines to incur transition costs in several areas and provided mechanisms for the pipelines to fully recover prudently incurred transition costs attributable to the implementation of Order No. 636. Transition costs may result from pipelines: 1) having to negotiate out of supply contracts previously utilized to provide "merchant service" (categorized as gas supply realignment ("GSR") costs);
2) no longer needing capacity entitlements on other pipelines ("stranded costs"); and 3) abandoning the purchased gas adjustment mechanism through which they recovered supply costs ("Acct. 191" costs). Although the FERC has permitted some pipelines' recovery of transition costs, such recovery is conditioned upon a finding that such costs were caused by the implementation of Order No. 636 and were prudently incurred. Proceedings are currently underway at the FERC to consider these issues for some pipelines.

    An estimate made by the FERC staff as to the magnitude of transition costs for each pipeline led Yankee Gas to conclude that its ultimate liability would be approximately $11-15 million, should the amounts estimated be deemed eligible and prudent by the FERC. The DPUC acknowledged FERC jurisdiction with regard to prudence issues while indicating a need for further discussion of these costs at the state level. On July 8, 1994 the DPUC issued an order permitting the offset of transition costs billed by pipelines under Order No. 636 with any recoveries from capacity release activity or deferred gas cost credits for the 1992-1993 period and all subsequent annual deferred costs, gas supplier refunds and fifty percent of off system sales margins and interruptible margins earned in excess of target amounts. With the exception of all subsequent annual deferred gas costs credits, the DPUC has ordered that all transition cost recovery dollars be applied immediately on a monthly basis to the transition costs that have been or are subsequently billed. All subsequent annual deferred gas costs credits will be applied on an annual basis. If needed, a per unit surcharge will be applied to firm customers' bills. The DPUC believes that the recovery system detailed above will result in all transition costs being recovered in approximately three years.

    Through September 30, 1994, Yankee Gas has paid approximately $10.5 million of transition costs and an additional $0.6 million are anticipated. To date, Yankee Gas has collected $7.7 million through a combination of gas supplier refunds, deferred gas costs credits and excess interruptible margins. Yankee Gas' management anticipates full recovery of transition costs consistent with the DPUC decision.

    The DPUC also indicated its interest to have the Connecticut LDCs file rates for unbundled services by November 1, 1995 and agreed to review areas considered impediments to the LDCs' ability to compete with unregulated energy providers once unbundling is implemented.

    Another provision of Order No. 636 is the authorization of LDCs to make off system sales or to release firm pipeline capacity. Yankee Gas has engaged in these activities and expects they will continue in the next fiscal year.

IROQUOIS

    Iroquois implemented Order No. 636 restructuring on September 1, 1993. Iroquois was designed and constructed as a transportation-only pipeline, and as such had few of the issues that other pipelines dealt with in restructuring. There are no transition costs due to realignment of gas supply contracts, Account 191 costs due to the abandonment of PGA, or non-utilization of capacity entitlements on other pipelines arising from Iroquois' restructuring.

TENNESSEE

    Tennessee implemented plans to restructure its services on September 1, 1993. Yankee Gas experienced no substantial alteration in its purchasing practices due to Tennessee's restructuring because Yankee Gas' full conversion pursuant to a 1992 special settlement effectively restructured its service from Tennessee. (See "Gas Purchases") Daily purchasing and dispatching operations have changed significantly with the implementation of Tennessee's electronic nomination and scheduling system, and the responsibility of managing gas flow from the production area to Yankee Gas' distribution system has shifted to the Company.

    Yankee Gas is incurring transition costs resulting from Tennessee's restructuring pursuant to Order No. 636. Currently, the FERC has permitted Tennessee to recover (conditionally) transition costs from its firm transportation customers, and as of September 30, 1994, Yankee Gas had paid approximately $2.5 million in such charges.

ALGONQUIN/TEXAS EASTERN

    On June 1, 1993, both Algonquin and TETCo implemented restructuring pursuant to Order 636. In addition to executing separate transportation agreements with the various pipelines previously providing transportation service underlying Algonquin's merchant service, Yankee Gas has also negotiated with producers and marketing companies for supplies to replace those previously obtained under the merchant service (see "Gas Purchases"). Daily purchasing and dispatching operations have changed significantly with the introduction of separate electronic nomination and scheduling systems for each pipeline, and now the responsibilities for managing gas flow from the production area to Yankee Gas' distribution system through various pipelines and from storage fields have shifted to Yankee Gas.

    As a result of Algonquin's restructuring pursuant to Order 636, Yankee Gas is incurring transition costs from Algonquin and all its former suppliers. Currently, the FERC has permitted Algonquin, TETCo, CNGT and National Fuel to recover (conditionally) transition costs from transportation and former sales customers, and as of September 30, 1994, Yankee Gas has paid approximately $8.0 million in such charges. See also Note 8, Commitments and Contingencies in the Company's 1994 Annual Report to Shareholders.

    TAKE-OR-PAY LIABILITY
    ---------------------

    Prior to the restructuring caused by FERC Order No. 636, some pipeline companies incurred take-or-pay liabilities. These liabilities arose from the inability or unwillingness of the pipeline companies to take the volumes of gas for which they had contracted with producers. To avoid or settle litigation by producers to recover payment for the contracted-for volumes, some pipeline companies, including certain Yankee Gas suppliers, have settled or are negotiating settlements of their contracts. The pipeline companies were authorized by the FERC to recover from their customers a portion of their settlement costs under guidelines set forth by the FERC. Yankee Gas has collected approximately $7.8 million of its current estimated total take-or-pay cost of $8.4 million through September 30, 1994, which reflects a revised estimate from Algonquin during fiscal 1994. This collection was accomplished primarily by retaining gas supplier refunds and deferred gas cost credits which otherwise would have been refunded to customers as prescribed by a 1991 DPUC decision and through a surcharge applied to interruptible customers. Management expects to recover the entire remaining amount within the next two fiscal years.

    YANKEE GAS:  STATE REGULATION
    -----------------------------

    Yankee Gas is subject to regulation by the DPUC, which, among other things, has jurisdiction over rates, accounting procedures, certain dispositions of property and plant, mergers and consolidations, issuances of securities, standards of service, management efficiency and construction and operation of distribution, production and storage facilities.

    RATE PROCEEDINGS
    ----------------

    Yankee Gas sells gas to its retail customers under rate schedules filed with and approved by the DPUC. PGA, as described below, are included in the rate schedules. Connecticut law provides that increased rates may not be put into effect without the prior approval of the DPUC, which has 150 days to act upon a proposed rate increase, with one 30-day extension possible. The DPUC may, after a special public hearing, order an interim rate decrease if it finds that Yankee Gas' Return on Equity ("ROE") exceeds a reasonable rate of return and rates are more than just, reasonable and adequate as determined by the DPUC. The DPUC also is empowered to grant an interim rate increase under compelling circumstances.

    Yankee Gas' most recent rate order (effective for service rendered on and after October 1, 1992) allowed a return on equity of 12.43 percent and provided for favorable accounting treatment for environmental cleanup costs, post-retirement benefits and certain other major items.

    PGA
    ---

    The PGA is a mechanism that passes through most changes in the cost of gas to customers by means of monthly adjustments to their bills. These adjustments are designed to collect or refund differences in purchased gas costs from the costs included in base rates. The DPUC continually reviews Yankee Gas' purchases in the course of its determinations of appropriate PGA billings or credits. Charges or credits are subject to retroactive review and appropriate adjustment by the DPUC each quarter after public hearings. The DPUC allows Yankee Gas to defer most differences between actual purchased gas costs and the revenues currently recovered from customers through the PGA and base rates. These deferred amounts are then refunded or recovered through future PGAs.

ENVIRONMENTAL MATTERS

    The Company is subject to federal and state environmental regulation of its operations and properties. Such regulation may, at times, result in the imposition of liability or responsibility for the clean-up or treatment of existing environmental problems or for the prevention of future environmental problems. Yankee Gas' future environmental liabilities may include significant expenses incurred to remove, contain or remediate coal tar deposits caused by operations of former gas manufacturing plant sites. Coal tar is a by-product of the gas manufacturing process used by Yankee Gas' predecessor companies in the mid-20th century. Those predecessor companies disposed of the coal tar deposits in accordance with the standard operating practices of the time. Coal tar itself at present is not listed as a toxic or hazardous material by any federal or Connecticut agency. However, some of its constituents are included on the U.S. Environmental Protection Agency's Priority Pollutant List. Recent changes to the testing procedures for the determination of characteristic hazardous wastes could increase the potential for coal tar to be classified as such. Despite its regulatory status, coal tar does contain chemical components that, if found in sufficient quantities in ground water or surface water, could pose environmental problems. Thus, subsequent leaching of the deposits could result in environmental impacts regulated by federal and state environmental agencies.

    Pursuant to an Environmental Liability Sharing and Indemnity Agreement, dated July 1, 1989, Yankee Gas and The Connecticut Light and Power Company ("CL&P") have allocated potential environmental liabilities at sites previously owned by CL&P and used in CL&P's gas business and at sites not previously owned by CL&P but which had prior uses in CL&P's gas business. As part of that agreement, Yankee Gas and CL&P will share equally the costs of environmental remediation at sites previously owned by CL&P and transferred prior to July 1, 1989 that were used in CL&P's gas business.

    Fourteen sites containing coal tar became the property of Yankee Gas upon its divestiture from CL&P in 1989 and responsibility for future investigation and remediation rests solely with Yankee Gas. Each of these sites has been the subject of a field investigation, and coal tar constituents have been found in some soil and ground water samples. The Company has reported the results of the environmental studies to the Connecticut Department of Environmental Protection ("DEP"). The DEP has not required that any remedial action be undertaken to date. However, seven of the 14 sites are presently listed on the Connecticut Inventory of Hazardous Waste Sites. Inclusion of a site on this list indicates that remediation may be required in the future. In 1993, the Company prioritized 14 sites and identified four sites likely to require remediation. The Company submitted its prioritization to the DEP and performed extensive site investigations.

    In 1994, the Company completed a remediation project on a large portion of one of the four priority sites. Extensive preliminary site work was completed for another priority site for which remediation is expected to begin in 1995. In addition, the Company has developed a cost estimate for the remaining ten sites based on the probability of clean-up. As a result of this effort, the Company has recorded a liability of $35 million for future environmental clean-up.

    Recovery of remediation costs has been specifically allowed by the Company's 1992 rate case decision. Presently, $325,000 is allowed annually in rates. If costs are expected to exceed $2.5 million on an annual basis, the Company is required to go to the DPUC for review. The DPUC has stated that "to the extent that coal tar remediation expenses are prudently incurred, they should be allowed as proper operating expenses." The Company also believes that it has valid claims for insurance recovery of remediation costs and intends to pursue those claims against insurers.

              CAPITAL EXPENDITURES PROGRAM
              ----------------------------

    Yankee Gas replaces gas mains to improve the reliability of its gas distribution system and will extend gas mains to serve new customers if potential returns on the investments made to serve these customers are adequate. In 1994, Yankee Gas replaced approximately 8 miles of gas mains in various locations throughout Connecticut and constructed approximately 24 miles of new mains. Yankee Gas' financial requirements in this area are initially satisfied from internally generated funds and short-term borrowings. See Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's 1994 Annual Report to Shareholders.

    Expenditures for utility plant and other investments totalled $28.5 million in 1994, which includes a $2.2 million investment in two cogeneration projects by Yankee Production and a $1.8 million investment in a new operations building. Capital expenditures for the period 1995-1999, including $29 million for fiscal 1995, are currently estimated at $131 million.

    These estimated construction expenditures are expected to be used primarily to extend and replace gas mains, to improve the reliability of the gas distribution system and in projects that will generate additional gas sales and transportation revenues.
                             15

    The foregoing statements with respect to estimated construction expenditures are based on estimates made in September, 1994 and are subject to periodic updating and change resulting from cost reviews, customer and regulatory requirements, conditions in capital markets and other factors.

                        FRANCHISES
                        ----------

    Over the past 137 years, Yankee Gas and its predecessors in interest have held valid franchises to sell gas in the areas in
which Yankee Gas supplies gas service.   Such franchises are
perpetual but remain subject to the power of alteration, amendment or repeal by the General Assembly of the State of Connecticut, the power of revocation by the DPUC and certain approvals, permits, consents of public authorities and others prescribed by statute. Yankee Gas franchises include, among other rights and powers, the rights and powers to manufacture, generate, purchase, transmit and distribute gas, to sell gas at wholesale to other utility companies and municipalities and to erect and maintain certain facilities on public highways and grounds, all subject to such consents and approvals of public authorities and others as may be required by law. The franchises include the power of eminent domain.

                        EMPLOYEES
                        ---------

    Yankee Gas employs approximately 670 people. Some of these employees also provide accounting, financial, administrative, legal and other managerial services to the Company, Housatonic, NorConn, Yankee Financial and Yankee Production. With the exception of one person employed by Yankee Production, none of these companies have employees. Services are provided on an as-needed basis and Yankee Gas employees charge the time spent in providing the services directly to those companies.

    Yankee Energy has a non-contributory, defined benefit retirement plan covering all regular Yankee Gas employees. At the time of divestiture from CL&P on July 1, 1989, the future pension liability for active gas employees and a portion of the assets of the Northeast Utilities ("NU") System pension plan were transferred to the Yankee Energy Retirement Plan. The NU System plan retained the liability for accrued pension benefits for retirees or surviving spouses and terminated vested employees previously employed in the gas business prior to divestiture. Yankee Gas will compensate the NU System plan for a portion of any future cost of living increases in benefits payable to such retirees until June 30, 1999. Yankee Energy also provides certain health care and life insurance benefits to its retirees.

The Company began compensating the NU System for a portion of the latter's liability for certain of those expenses of retirees or surviving spouses. Yankee Gas and the NU System will share the cost of these benefits until June 30, 2005. See Note 4, Post-Retirement Benefits in the Company's 1994 Annual Report to Shareholders and Note 5, Postretirement Benefits Other Than Pensions.


ITEM 2.  PROPERTIES
         ----------

    Yankee Gas' property includes, among other things, distribu-tion lines (mains and services), meters, pumps, valves and pressure and flow controllers . Yankee Gas currently owns 2,713 miles of distribution mains, 126,881 service lines and 176,283 active meters for customer use. Of the 126,881 miles of distribution mains, 1,748 miles are steel, 539 miles are cast iron and 426 miles are plastic. Yankee Gas also owns six miles of steel transmission mains.

    Yankee Gas owns various propane facilities with a combined storage capacity equivalent to approximately 360,000 Mcf and seven gas storage holders with a total capacity of approximately 5,000 Mcf. In addition, Yankee Gas leases approximately 200,000 Mcf of storage capacity in one other large liquified natural gas storage facility owned by Algonquin. Yankee Gas does not own any underground natural gas storage facilities, although it contracts for a total of approximately 6.4 Bcf of storage capacity with Texas-Eastern, Penn-York Energy Corporation, Consolidated Gas Transmission Corporation and Tennessee.

    In the opinion of management, Yankee Gas' distribution system is in good condition. Virtually all of the gas properties are subject to the lien of the Yankee Gas first mortgage bond indenture.

    NorConn owns the Company's headquarters building in Meriden, Connecticut and currently leases it to Yankee Gas. This is the site of the Company's corporate administrative and staff functions including the Customer Service Center. NorConn also owns and leases to Yankee Gas a service building in East Windsor.

    Yankee Gas owns service facilities in Meriden, Waterbury, Torrington, Mystic, Bristol, Shelton, Bethel and Danielson,
Connecticut.

ITEM 3.  LEGAL PROCEEDINGS
         -----------------

    The following information relates to legal proceedings involving Iroquois. Housatonic has a 10.5 percent equity interest in Iroquois. Other legal proceedings involving the Company and its subsidiaries is litigation incident to the conduct of the Company's business which, in management's opinion, will not have a material impact on the Company's financial condition or results of operation.

Federal Regulatory Proceedings
- ------------------------------

    On December 1, 1993, Iroquois submitted an application with the Federal Energy Regulatory Commission ("FERC or Commission")in Docket No. RP94-72-000 based on an actual cost of service of $149.033 million for an increase in rates for natural gas transportation service of $8.425 million. The filing was also designed to comply with the Commission's November 14, 1990 Order originally certificating the pipeline, which required Iroquois to file a rate case within two years from the date service was initiated, once experience has been gained in operating the new pipeline.

    Twenty-seven parties intervened in the proceeding, of which six protested certain aspects of Iroquois' filing. On December 30, 1993, the FERC issued an order accepting Iroquois' filing and suspending its effectiveness until June 1, 1994, subject to refund and subject to further Commission action. The Commission noted the pendency of two related matters: (1) in Docket No. FA92-59-000, the Commission's Office of Chief Accountant raised an issue regarding Iroquois' capitalization of certain expenditures relating to the construction of the pipeline; and
(2) the Enforcement Staff of the Commission's Office of General Counsel and Staff in the Office of Pipeline Regulation had sent data requests (referenced below) to Iroquois which bear upon certain concerns raised in the protests. On March 23, 1994, the Commission issued an order establishing a hearing in the rate case proceeding. Under the current procedural schedule, the hearing is scheduled to commence January 31, 1995.

    On December 3, 1993, Iroquois received notification from the Enforcement Staff of the Commission's Office of the General Counsel ("Enforcement") that Enforcement has commenced a preliminary, non-public investigation concerning Iroquois' construction of certain pipeline facilities. That office has requested certain information regarding such construction. In addition, on December 27, 1993, Iroquois received a similar request for information from the Army Corps of Engineers requesting certain information regarding the construction of certain of its pipeline facilities. Iroquois is providing information to these agencies in response to their requests.

Federal Investigations
- ----------------------

    Iroquois has been informed by the U.S. Attorneys' Offices for the Northern, Southern and Eastern Districts of New York that a civil investigation is underway to determine whether Iroquois committed civil environmental violations during construction of the pipeline. In February, 1992, 26 alleged violations were identified to Iroquois in writing. In response, Iroquois denied that such violations occurred and asserted that all concerns raised by governmental authorities during construction had been fully responded to. Iroquois subsequently was informed that the universe of alleged violations included certain field reports prepared by a Federal/State Inter-Agency Task Force which surveyed the right-of-way in connection with the right-of-way restoration program. No proceedings in connection with this civil investigation have been commenced by the federal government against Iroquois.

    In addition, Iroquois and its environmental consultant remain subjects of a federal criminal investigation commenced in 1992. This grand jury proceeding is being conducted by the United States Attorney for the Northern District of New York in conjunction with representatives of both the United States Environmental Protection Agency ("EPA") and the Federal Bureau of Investigation ("FBI"). An FBI press release issued in July 1992 described the focus of the inquiry as whether Iroquois and possibly others violated federal environmental laws, provided false information or otherwise concealed information in conjunction with the construction of the base pipeline or otherwise used interstate mails or wire to commit a fraud in connection with the construction of the base pipeline. No criminal charges have yet been filed. Iroquois management has stated its belief that the pipeline construction and right-of-way activities were conducted in a responsible manner. However, Iroquois deems it probable that the United States Attorney will seek indictments and in them substantial fines and other sanctions.

    Iroquois and its counsel expect to meet with those
conducting the civil and criminal investigations, from time to time, both to gain an informed understanding of the focus and direction of the investigations in order to defend itself and, if and when appropriate, to explore a range of possible resolutions acceptable to all parties. No understandings or agreements have been reached that have led Iroquois to make provision in its financial statements for any dollar liability associated with these proceedings.
                             19

    Although it is not anticipated that the outcome of these proceedings will have a material impact on the Company, based on the information available at this time, management cannot predict what the ultimate impact might be.

Legal Proceedings - Other
- ------------------------

    Iroquois is party to various legal actions incident to its business, however, Iroquois' management believes that no material losses will result from such proceedings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

    There was no matter submitted to a vote of security holders during the fourth quarter of 1994.


              EXECUTIVE OFFICERS OF THE COMPANY
              ---------------------------------

                        Position and Business Experience
Name                    Age  During Past Five Years
- ----                    ---  ---------------------------------
Philip T. Ashton*  60   Chairman and Chief Executive Officer of
                        the Company since September 15, 1994.
                        Previously President, Chairman and CEO
                        from February 25, 1994 to September 15,
                        1994; President and CEO from July 1,
                        1989 to September 15, 1994.  Senior Vice
                        President and General Manager (Gas) (NU)
                        (5/82 to 7/89).

Branko Terzic**    47   President and Chief Operating Officer of
                        the Company and its subsidiaries since
                        September 15, 1994.  From June, 1993 to
                        September 14, 1994, Mr. Terzic was
                        Managing Director of Arthur Andersen
                        Economic Consulting, Washington,D.C.
                        From October 1, 1990 to May, 1993,
                        Commissioner, Federal Energy Regulatory
                        Commission and from 1986 to October,
                        1990, Group Vice President and Director
                        of AUS Consultants (Management
                        Consultants) in Milwaukee, Wisconsin.

Charles E. Gooley  41   Executive Vice President since July,
                        1994.  Previously, Vice President and
                        General Counsel of the Company (7/89 -
                        7/94); Director, Legal and External
                        Affairs (Gas) (NU) (12/87-7/89).

Michael E. Bielonko     42   Vice President, Treasurer and Chief
                        Financial Officer of the Company since
                        September, 1993.  Previously Vice
                        President and Chief Financial Officer of the Company (7/90-9/92); Vice President and Treasurer of the Company (7/89 to 7/90); Director, Treasury Services and
                        Financial Planning (Gas) (NU) (1/88 to
                        7/89).

Thomas J. Houde    47   Vice President of the Company since
                        January, 1992.  Previously Director,
                        Corporate Planning, Rates and Economic
                        Analysis of Yankee Gas (3/90-12/91);
                        Manager, Rates and Economic Analysis
                        (7/89-3/90); Manager-Rates and
                        Regulatory Analysis (Gas) (NU) (1/88
                        -7/89).

* Mr. Ashton has announced his intention to retire from the Company on March 1, 1995. He will continue as Chairman of the Board at least through March 1, 1996.

**  On December 6, 1994, Mr. Terzic was elected to the Board of
Directors of Yankee Energy and has been elected to assume the additional title of Chief Executive Officer upon Mr. Ashton's retirement.



                        PART II

ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS
         --------------------------------------

    Yankee Energy declared and paid regular quarterly cash dividends in 1994. The dividend paid for the first two quarters of 1994 was $.29 per share and $.305 per share in the last two quarters of 1994. Other information required by this item is incorporated herein by reference to Yankee Energy's 1994 Annual Report to Shareholders, on the inside back cover, subsections entitled "Market for Common Stock", "Dividends" and "Shareholder Information".

ITEM 6.  SELECTED FINANCIAL DATA
         -----------------------

    Information required by this item is incorporated herein by reference to Yankee Energy's 1994 Annual Report to Shareholders, page 30, "Selected Financial and Operating Data."


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITIONS AND RESULTS OF OPERATIONS
         -------------------------------------------------

    Information required by this item is incorporated herein by reference to Yankee Energy's 1994 Annual Report to Shareholders, pages 14 through 16, Management's Discussion and Analysis of
Financial Condition and Results of Operations.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         -------------------------------------------

    The consolidated financial statements and notes thereto, together with the report thereon of Management and of Arthur Andersen LLP on pages 17 through 29 of Yankee Energy's 1994 Annual Report to Shareholders are incorporated herein by reference.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE
         -------------------------------------------------

    None.


                        PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY
         -----------------------------------------------

    Information regarding Yankee Energy's directors and with respect to delinquent filers pursuant to Item 405 of Regulation S-K is incorporated herein by reference to the Company's Proxy Statement for its Annual Meeting to be held on February 24, 1995.

    Information regarding the Company's executive officers, who are elected annually by the directors of Yankee Energy, follows
Item 4 in Part I of this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION
         ----------------------

    Information regarding compensation of Yankee Energy's executive officers except the Report of the Organization and Compensation Committee and the Stock Performance Graph is incorporated herein by reference to the Company's Proxy Statement for its Annual Meeting to be held on February 24, 1995.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT
         -----------------------------------------------

    Information regarding the beneficial ownership of shares of common stock of the Company by certain persons is incorporated herein by reference to the Company's Proxy Statement for its Annual Meeting to be held on February 24, 1995.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------

    Not Applicable.


                        PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
         ON FORM 8-K
         ---------------------------------------------------
(a) 1.   Financial Statements:
         The Report of Independent Public Accountants and financial statements and notes thereto in the 1994 Annual Report are hereby incorporated by reference and made a part of this report. (See Item 8. Financial Statements and Supplementary Data.)

         Report of Independent Public Accountants on
         Schedules.........................................S-1

    2.   Schedules:
         Financial Statement Schedules for Yankee Energy and
         Subsidiaries are listed in the Index to Financial
         Statement Schedules...............................S-2

    3.   Exhibits:
         Exhibits for Yankee Energy are listed in the Index to
         Exhibits..........................................E-1

(b)Reports on Form 8-K:
    None.
                             23

                             SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             YANKEE ENERGY SYSTEM, INC.
                             --------------------------
                                  (Registrant)

Date:  December 7, 1994 By /s/ Philip T. Ashton
                           --------------------
                           Chairman and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date                    Title               Signature
- ----                    -----               ---------
December 7, 1994   Chairman and Chief  /s/  Philip T. Ashton
                   Executive Officer        Philip T. Ashton

December 7, 1994   Vice President,     /s/  Michael E. Bielonko
                   Treasurer and Chief      Michael E. Bielonko
                   Financial Officer

December 7, 1994   Controller          /s/  Nicholas A. Rinaldi
                                            Nicholas A. Rinaldi

December 7, 1994   Director            /s/  Eileen S. Kraus
                                            Eileen S. Kraus

December 7, 1994   Director            /s/  Frederick M. Lowther
                                            Frederick M. Lowther

December 7, 1994   Director            /s/  Thomas H. O'Brien
                                            Thomas H. O'Brien

December 7, 1994   Director            /s/  Leonard A. O'Connor
                                            Leonard A. O'Connor

December 7, 1994   Director            /s/  Emery G. Olcott
                                            Emery G. Olcott

December 7, 1994   Director            /s/Nicholas L. Trivisonno
                                          Nicholas L. Trivisonno

December 7, 1994   Director            /s/  Branko Terzic
                                            Branko Terzic
                             24

ARTHUR ANDERSEN LLP





REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and
     Shareholders of Yankee Energy System, Inc.:


We have audited, in accordance with generally accepted auditing standards, the financial statements included in Yankee Energy System, Inc.'s (the Company) Annual Report incorporated by reference in this Form 10-K, and have issued our report thereon dated November 21, 1994. As explained in Note 1 to the financial statements, effective October 1, 1993, the Company changed its method of accounting for postretirement benefits other than pensions and income taxes. In addition, effective October 1, 1991, the Company changed its method of accounting for municipal property taxes. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedules listed in the accompanying index are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. The schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



Arthur Andersen LLP
Hartford, Connecticut
November 21, 1994

INDEX TO FINANCIAL STATEMENT SCHEDULES




SCHEDULE

V         Utility Plant for Years Ended September 30, 1994,
          1993 and 1992


VI        Accumulated Provision for Depreciation of Utility
          Plant for Years Ended September 30, 1994, 1993 and
          1992


VIII Valuation and Qualifying Accounts and Reserves for Years Ended September 30, 1994, 1993 and 1992


IX        Short-Term Borrowings for Years Ended
          September 30, 1994, 1993 and 1992


X         Supplementary Income Statement Information for
          Years Ended September 30, 1994, 1993 and 1992

YANKEE ENERGY SYSTEM, INC. AND SUBSIDIARIES
GAS UTILITY PLANT (INCLUDING INTANGIBLES)
YEAR ENDED SEPTEMBER 30, 1994
SCHEDULE V
(Thousands of Dollars)



Col. A         Col. B    Col. C    Col. D    Col. E    Col. F
               Bal. at                       Other     Balance
               beginning                     changes    at end
                  of     Additions           add(deduct)  of
Classification period    at cost  Retirements describe  period

Year Ended September 30, 1994

Utility Plant
  in Service   $445,546  $23,538   $1,196    $  31 (a)  $467,836
                                               (83)(b)

Construction
  Work in
  Progress       11,772     (553)              (31)(a)    11,188


Utility Plant
  Held for
  Future Use        166                                      166

Gas Plant
  Acquisition
  Adjustments       200                                      200
               ________  ________  ________   ______       _____

     Total     $457,684  $22,985   $1,196    $ (83)     $479,390

               ________  _______   ______    ______      ________
               ________  _______   ______    ______      ________



(a) Transfer to Utility Plant in Service from Construction Work in Progress.
(b) Transfer from Customer Advances for Construction to Utility
Plant in Service.

YANKEE ENERGY SYSTEM, INC. AND SUBSIDIARIES
GAS UTILITY PLANT (INCLUDING INTANGIBLES)
YEAR ENDED SEPTEMBER 30, 1993
SCHEDULE V
(Thousands of Dollars)


Col. A         Col. B    Col. C    Col. D    Col. E    Col. F
               Bal. at                       Other     Balance
               beginning                     changes    at end
                  of     Additions           add(deduct)  of
Classification period    at cost  Retirements describe  period

Year Ended September 30, 1993

Utility Plant
  in Service   $432,397  $14,919   $1,666    $(104)(a)  $445,546


Construction
  Work in
  Progress        5,052    6,621               104 (a)    11,772
                                               (5) (b)

Utility Plant
  Held for
  Future Use        166                                      166

Gas Plant
  Acquisition
  Adjustments       200                                      200
               ________  ________  ________   ______       _____

     Total     $437,815  $21,540   $1,666    $  (5)     $457,684

               ________  _______   ______    ______      ________
               ________  _______   ______    ______      ________

(a)Transfer from Utility Plant in Service to Construction Work in Progress.
(b) Transfer cost of removal between Construction Work in Progress and Retirement Work in Progress.

YANKEE ENERGY SYSTEM, INC. AND SUBSIDIARIES
GAS UTILITY PLANT (INCLUDING INTANGIBLES)
YEAR ENDED SEPTEMBER 30, 1992
SCHEDULE V
(Thousands of Dollars)


Col. A         Col. B    Col. C    Col. D    Col. E    Col. F
               Bal. at                       Other     Balance
               beginning                     changes    at end
                  of     Additions           add(deduct)  of
Classification period    at cost  Retirements describe  period

Year Ended September 30, 1992

Utility Plant
  in Service   $400,242  $39,666   $7,566    $  28 (a)  $432,397
                                                 2 (b)
                                                25 (c)
Construction
  Work in
  Progress       13,828   (8,746)              (28)(a)     5,052
                                                (2)(b)

Utility Plant
  Held for
  Future Use        191                        (25)(c)       166

Gas Plant
  Acquisition
  Adjustments       200                                      200
               ________  ________  ________   ______       _____

     Total     $414,461  $30,920   $7,566    $   -      $437,815

               ________  _______   ______    ______      ________
               ________  _______   ______    ______      ________


(a)  Transfer to Utility Plant in Service from Other Construction
Work in Progress.
(b) Transfer to Utility Plant in Service from Construction Work in Progress.
(c) Transfer to Utility Plant in Service from Utility Plant Held for Future Use.

YANKEE ENERGY SYSTEM, INC. AND SUBSIDIARIES
ACCUMULATED PROVISION FOR DEPRECIATION OF GAS UTILITY PLANT
YEARS ENDED SEPTEMBER 30, 1994, 1993, AND 1992
SCHEDULE VI
(Thousands of Dollars)



Col. A         Col. B    Col. C    Col. D    Col. E    Col. F
               Bal. at   Additions           Other     Balance
               beginning charged to          changes    at end
                  of     costs and           add(deduct)  of
Classification period    expenses Retirements describe  period

Year Ended
Sept. 30, 1994 $149,300  $16,993   $1,837    $  41 (a)  $164,327
                                              (170)(c)

Year Ended
Sept. 30, 1993 $134,101  $17,133   $1,864       57 (a)  $149,300
                                                (5)(b)
                                              (122)(c)

Year Ended
Sept. 30, 1992 $126,620  $16,086   $8,469    $  52 (a)  $134,101
                                              (188)(b)



(a)  Depreciation charged to Transportation Clearing and Other
Accounts.
(b) Transfer cost of removal between Construction Work in Progress and Retirement Work in Progress.
(c)  Transfer Depreciation of NorConn Non-Utility Property.

YANKEE ENERGY SYSTEM, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
YEAR ENDED SEPTEMBER 30, 1994
SCHEDULE VIII
(Thousands of Dollars)


Col. A    Col. B    Col. C              Col. D         Col. E
                         Additions
                         __________
                      (1)       (2)
                               Charged
          Balance   Charged       to                    Balance
             at        to        other                   at end
          beginning costs and  accounts  Deductions        of
Descrip.  of period  expenses  describe   describe        period

RESERVES DEDUCTED FROM ASSETS
  TO WHICH THEY APPLY:

  Reserves
  for
  uncol-
  lectible
  accounts  $4,914 $3,455      $ -     $2,925(a)      $5,444


RESERVES NOT APPLIED
  AGAINST ASSETS:

  Injuries and
  damages(b)$ 869  $  700      $ -     $  538(c)      $1,031

  Medical(d)  861   3,142        -      2,918(e)       1,085
              ___  ______      ____    _______        _______

     Total  $1,730 $3,842      $ -     $3,456         $2,116

            ______  ______      ____    ______        ______
            ______  ______      ____    ______        ______




(a) Amounts charged off as uncollectible after deducting customers' deposits and recoveries of accounts previously charged off.
(b) Provided to cover claims for injuries to employees, for workmen's compensation, for bodily injury to others and property damage.
(c) Principally payments for various injuries and damages and expenses in connection therewith.
(d)  Provided to cover employee medical claims.
(e) Principally payments for various employee medical expenses and expenses in connection therewith.

YANKEE ENERGY SYSTEM, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
YEAR ENDED SEPTEMBER 30, 1993
SCHEDULE VIII
(Thousands of Dollars)


Col. A    Col. B    Col. C              Col. D         Col. E
                         Additions
                         __________
                      (1)       (2)
                               Charged
          Balance   Charged       to                    Balance
             at        to        other                   at end
          beginning costs and  accounts  Deductions        of
Descrip.  of period  expenses  describe   describe        period

RESERVES DEDUCTED FROM ASSETS
  TO WHICH THEY APPLY:

  Reserves
  for
  uncol-
  lectible
  accounts $4,298  $4,258      $ -     $3,642(a)      $4,914


RESERVES NOT APPLIED
  AGAINST ASSETS:

  Injuries and
  damages(b)$  614  $  994      $ -     $  739(c)      $  869

  Medical(d)   613   3,133        -      2,885(e)         861
               ___  ______      ____    _______         _______

     Total  $1,227  $4,127      $ -     $3,624         $1,730

            ______  ______      ____     ______          ______
            ______  ______      ____     ______          ______



(a) Amounts charged off as uncollectible after deducting customers' deposits and recoveries of accounts previously charged off.
(b) Provided to cover claims for injuries to employees for workmen's compensation, for bodily injury to others and property damage.
(c) Principally payments for various injuries and damages and expenses in connection therewith.
(d)  Provided to cover employee medical claims.
(e) Principally payments for various employee medical expenses and expenses in connection therewith.

YANKEE ENERGY SYSTEM, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
YEAR ENDED SEPTEMBER 30, 1992
SCHEDULE VIII
(Thousands of Dollars)


Col. A    Col. B    Col. C              Col. D         Col. E
                         Additions
                         __________
                      (1)       (2)
                               Charged
          Balance   Charged       to                    Balance
             at        to        other                   at end
          beginning costs and  accounts  Deductions        of
Descrip.  of period  expenses  describe   describe        period

RESERVES DEDUCTED FROM ASSETS
  TO WHICH THEY APPLY:

  Reserves
  for
  uncol-
  lectible
  accounts  $4,191  $4,611      $ -     $4,504(a)       $4,298


RESERVES NOT APPLIED
  AGAINST ASSETS:

  Injuries and
  damages(b)$  507  $  500      $ -     $  393(c)       $  614

  Medical(d)   525   4,459        -      4,371(e)          613
               ___  ______      ____    _______         _______

     Total  $1,032  $4,959      $ -     $4,764          $1,227

            ______  ______      ____     ______          ______
            ______  ______      ____     ______          ______




(a) Amounts charged off as uncollectible after deducting customers' deposits and recoveries of accounts previously charged off.
(b) Provided to cover claims for injuries to employees for workmen's compensation, for bodily injury to others and property damage.
(c) Principally payments for various injuries and damages and expenses in connection therewith.
(d)  Provided to cover employee medical claims.
(e) Principally payments for various employee medical expenses and expenses in connection therewith.

YANKEE ENERGY SYSTEM, INC. AND SUBSIDIARIES
SHORT-TERM BORROWINGS
YEARS ENDED SEPTEMBER 30, 1994, 1993 AND 1992
SCHEDULE IX

Col. A    Col. B    Col. C    Col. D (a)  Col. E (b)   Col. F (c)
Category  Balance   Weighted  Maximum     Average      Weighted
   of     at end    average   amount      amount       average
aggregate   of      interest  outstanding outstanding  interest
short-term period   rate at   during the  during the     rate
borrowings          end of     period      period       during
                    period                             the period
          (000's)             (000's)       (000's)


Sept. 30, 1994 (d)

Notes Payable
to Banks  $24,600        5.4%   $25,500      $ 7,748      4.5%


Sept. 30, 1993 (d)

Notes Payable
to Banks       -            -       -             -         -


Sept. 30, 1992 (d)

Notes Payable
to Banks  $15,300        3.9%   $52,450      $32,214      5.3%





(a) Excludes the effect of compensating balances and commitment fees.
(b)  Average daily balance during the period.
(c) Based on the daily amounts outstanding including commitment fees and excluding the effect of compensating balances.
(d)  Intercompany transactions have been eliminated.

YANKEE ENERGY SYSTEM, INC. AND SUBSIDIARIES
SUPPLEMENTARY INCOME STATEMENT INFORMATION
YEARS ENDED SEPTEMBER 30, 1994, 1993 AND 1992
SCHEDULE X
(Thousands of Dollars)


          Col. A                        Col. B
           Item                         Charged to
                                        Costs and
                                         Expenses

                                   1994      1993      1992
Taxes, other than payroll
and income taxes, charged
to expense:

State gross receipts               $13,728   $13,709   $12,451
Real and personal property           6,811     6,577     6,227
                                   _______   _______   _______
          TOTAL                    $20,539   $20,286   $18,678
                                   _______   _______   _______
                                   _______   _______   _______



                   INDEX TO EXHIBITS

    The following exhibits are filed as part of this Form 10-K or incorporated by reference herein:


Exhibit
Number        Description of Exhibit
- --------      -----------------------

(3)
    3.1       Restated Certificate of Incorporation of Yankee
              Energy System, Inc. (the "Company")(Filed in Form
              10 Registration Statement dated April 14, 1989 and
              amendments thereto ("Form 10")).

    3.2       Amended Bylaws of the Company (Filed in Form 10).

(4)                See Exhibit 3

    4.1       Specimen of the Company's Common Stock (Filed in
              Form 10).

    4.2       Rights Agreement between the Company and The
              Connecticut Bank and Trust Company, N.A., as
              Rights Agent, dated November 20, 1989 (Filed in
              Form 8-A Registration Statement dated December 7,
              1989).

    4.3       Amendment to Rights Agreement dated May 10, 1990
              (Filed in Form 8 dated May 30, 1990).

    4.4       Amendment to Rights Agreement dated January 23,
              1991 (Filed in Form 8 dated January 31, 1991).

    4.5       Guaranty of the Company dated June 30, 1989 with
              Credit Agreement between Housatonic Corporation
              ("Housatonic") and Bankers Trust Company ("Bankers
              Trust") dated June 30, 1989 (Filed Form 10).

    4.6 Amendment to Credit Agreement between Housatonic and Bankers Trust dated June 9, 1992. (Filed in
              1992 Form 10-K)

    4.7       Bond Purchase Agreement dated July 1, 1989 between
              Yankee Gas Services Company ("Yankee Gas") and the
              Purchasers identified therein (Filed in Form 10).


Exhibit
Number        Description of Exhibit
- --------      -----------------------

    4.8       Indenture of Mortgage and Deed of Trust dated July
              1, 1989 between Yankee Gas and The Connecticut
              National Bank, as Trustee (Filed in Form 10).

    4.9 Guaranty of the Company with Term Loan Agreement dated July 20, 1989 between United Bank & Trust
              Company, as Trustee of the Trust of the Company's
               401(k) Employee Stock Ownership Plan and The
              First National Bank of Boston (Filed in 1989 Form
              10-K).

(10)
    10.1      First Supplemental Indenture of Mortgage and Deed
              of Trust dated April 1, 1992 between Yankee Gas
              and The Connecticut National Bank, as Trustee
              (Filed in Form S-3 Registration Statement #33-
              52750 dated October 2, 1992 ("Form S-3")).

    10.2 Second Supplemental Indenture of Mortgage and Deed of Trust dated December 1, 1992 between Yankee
              Gas and The Connecticut National Bank, as Trustee.
              (Filed in 1992 Form 10-K).

    10.3 Bond Purchase Agreement dated April 1, 1992 between Yankee Gas and the Purchasers identified therein (Filed in Form S-3).

    10.4 Bond Purchase Agreement dated December 1, 1992 between Yankee Gas and Purchaser identified therein. (Filed in 1992 Form 10-K).

    10.5      Asset Transfer Agreement among Northeast Utilities
              Service Company ("NUSCO"), The Connecticut Light and Power Company ("CL&P"), the Company, Yankee
              Gas and Housatonic dated June 30, 1989 (Filed in
              Form 10).

    10.6 Lease Agreements among Yankee Gas, NUSCO and CL&P dated June 30, 1989 (Filed in Form 10).

    10.7      Environmental Liability Sharing and Indemnity
              Agreement dated June 30, 1989 between Yankee Gas and CL&P (Filed in Form 10).



Exhibit
Number        Description of Exhibit
- --------      -----------------------

    10.8 Post-Divestiture Tax Indemnification Agreement dated June 30, 1989 Between Yankee Gas and CL&P
              (Filed in Form 10).

    10.9 Agreement modifying Yankee Gas' Schedule A Inter-ruptible Sales Tariff dated May 29, 1990 (Filed in
              Form S-1 Registration Statement #33-40758 dated
              May 22, 1991 and amendment thereto dated June 18,
              1991 ("Form S-1")).

    10.10     Rate Case Settlement Agreement dated September 21,
              1990 (Filed in Form 8-K dated September 27, 1990).

    10.11 Rate Case Decision dated August 26, 1992. (Filed in 1992 Form 10-K).

    10.12 Lease Agreement between Yankee Gas and NorConn dated October 1, 1990 (Filed in Form S-1).

    10.13     Note Purchase Agreement among NorConn Properties,
              Inc. (NorConn), the Company and the Knights of Columbus dated November 9, 1990 (Filed in Form S-
              1).

    10.14+    Long-Term Incentive Compensation Plan adopted
              December 5, 1990 (Filed in Proxy Statement dated
              December 24, 1990).

    10.15+    Annual Incentive Compensation Plan adopted
              December 5, 1990 (Filed in 1991 Form 10-K).

    10.16+ Non-Employee Directors' Stock Compensation Plan adopted March 21, 1991 (Filed in 1991 Form 10-K).

    10.17     Lease Agreement between Yankee Gas and Venture V
              Limited Partnership dated September 10, 1991
              (Filed in 1991 Form 10-K).

    10.18 Severance Pay Plan adopted October 17, 1991 (Filed in 1991 Form 10-K).


+ Management contract or compensatory plan required to be filed as an exhibit to this form pursuant to Item 14c of this report.


Exhibit
Number        Description of Exhibit
- --------      -----------------------

              GAS PURCHASE AGREEMENTS

              Algonquin Gas Transmission Company
              ----------------------------------

    10.19* Service Agreement #93009 dated September 1, 1994, applicable to Rate Schedule AFT-1 (Firm
              Transportation) between Algonquin Gas Transmission
              Company ("Algonquin") and Yankee Gas Services
              Company ("Yankee").

    10.20* Service Agreement #93013E dated September 1, 1994, applicable to Rate Schedule AFT-E (No-Notice Firm
              Transportation) between Algonquin Gas Transmission
              Company ("Algonquin") and Yankee Gas Services
              Company ("Yankee").

    10.21 Service Agreement #93209 dated May 24, 1993, applicable to Rate Schedule AFT-1 (Firm
              Transportation) between Algonquin Gas Transmission
              Company ("Algonquin") and Yankee Gas Services
              Company ("Yankee"). (Filed in 1993 Form 10-K).

    10.22* Service Agreement #9W011E dated September 1, 1994, applicable to Rate Schedule AFT-E (No-Notice Firm
              Transportation) between Algonquin Gas Transmission
              Company ("Algonquin") and Yankee Gas Services
              Company ("Yankee").

    10.23 Service Agreement #93309 dated May 24, 1993, applicable to Rate Schedule AFT-1 (Firm
              Transportation) between Algonquin Gas Transmission
              Company ("Algonquin") and Yankee Gas Services
              Company ("Yankee").  (Filed in 1993 Form 10-K).

    10.24 Service Agreement #93409 dated May 24, 1993, applicable to Rate Schedule AFT-1 (Firm
              Transportation) between Algonquin Gas Transmission
              Company ("Algonquin") and Yankee Gas Services
              Company ("Yankee").  (Filed in 1993 Form 10-K).



*  Filed herewith.


Exhibit
Number        Description of Exhibit
- --------      -----------------------

    10.25* Service Agreement #9B106 dated September 1, 1994 applicable to Rate Schedule AFT-1 (Firm
              Transportation) between Algonquin Gas Transmission
              Company ("Algonquin") and Yankee Gas Services
              Company ("Yankee").

    10.26* Service Agreement #9S103 dated September 1, 1994, applicable to Rate Schedule AFT-1 (Firm
              Transportation) between Algonquin Gas Transmission
              Company ("Algonquin") and Yankee Gas Services
              Company ("Yankee").

    10.27 Service Agreement #931011S dated May 24, 1993, applicable to Rate Schedule AIT-1 (Interruptible
              Transportation) between Algonquin Gas Transmission
              Company ("Algonquin") and Yankee Gas Services
              Company ("Yankee").  (Filed in 1993 Form 10-K).

    10.28 Service Agreement #931012B dated May 24, 1993, applicable to Rate Schedule AIT-1(Interruptible
              Transportation) between Algonquin Gas Transmission
              Company ("Algonquin") and Yankee Gas Services
              Company ("Yankee").  (Filed in 1993 Form 10-K).

    10.29 Service Agreement #933006 dated May 24, 1993, applicable to Rate MDQ Schedule PSS-T (Firm
              Transportation) between Algonquin Gas Transmission
              Company ("Algonquin") and Yankee Gas Services
              Company ("Yankee").

    10.30 Service Agreement #934006 dated May 24, 1993, applicable to Rate MDQ Schedule FTP (Firm
              Transportation) between Algonquin Gas Transmission
              Company ("Algonquin") and Yankee Gas Services
              Company ("Yankee").  (Filed in 1993 Form 10-K).

    10.31*    Service Agreement AGT 0002-LG dated December 27,
              1993, applicable to Rate Schedule AIT-1
              (Interruptible Transportation of LNG) between
              Algonquin Gas Transmission Company ("Algonquin") and Yankee Gas Services Company ("Yankee").


*  Filed herewith.


Exhibit
Number        Description of Exhibit
- --------      -----------------------

    10.32 Service Agreement dated October 7, 1993, applicable to Rate Schedule FST-LG (Firm Storage of LNG) between Algonquin LNG ("ALNG") and Yankee
              Gas Services Company ("Yankee").  (Filed in 1993
              Form 10-K).

              Texas Eastern Transmission Company
              ----------------------------------

    10.33 Dispatching Agreement dated October 1, 1993, applicable to Rate Schedule CDS and FT-1, between Texas Eastern Transmission Company ("Texas
              Eastern") and Yankee Gas Services Company
              ("Yankee").  (Filed in 1993 Form 10-K).

    10.34 Service Agreement #800355 dated October 1, 1993, applicable to Rate Schedule FT-1 (Firm
              Transportation) between Texas Eastern Transmission
              Company ("Texas Eastern") and Yankee Gas Services
              Company ("Yankee").  (Filed in 1993 Form 10-K).

    10.35 Service Agreement #800107 dated June 1, 1993, applicable to Rate Schedule FT-1 (Firm
              Transportation) between Texas Eastern Transmission
              Company ("Texas Eastern") and Yankee Gas Services
              Company ("Yankee").  (Filed in 1993 Form 10-K).

    10.36 Service Agreement #800308 dated June 1, 1993, applicable to Rate Schedule FT-1 (Firm
              Transportation) between Texas Eastern Transmission
              Company ("Texas Eastern") and Yankee Gas Services
              Company ("Yankee").  (Filed in 1993 Form 10-K).

    10.37 Service Agreement #800307 dated June 1, 1993, applicable to Rate Schedule CDS (Firm
              Transportation) between Texas Eastern Transmission
              Company ("Texas Eastern") and Yankee Gas Services
              Company ("Yankee").  (Filed in 1993 Form 10-K).

    10.38 Service Agreement #800311 dated June 1, 1993, applicable to Rate Schedule FT-1 (Firm
              Transportation) between Texas Eastern Transmission
              Company ("Texas Eastern") and Yankee Gas Services
              Company ("Yankee").  (Filed in 1993 Form 10-K).


Exhibit
Number        Description of Exhibit
- --------      -----------------------

    10.39 Service Agreement #800315 dated June 1, 1993, applicable to Rate Schedule FT-1 (Firm
              Transportation) between Texas Eastern Transmission
              Company ("Texas Eastern") and Yankee Gas Services
              Company ("Yankee").  (Filed in 1993 Form 10-K).

    10.40 Service Agreement #800316 dated June 1, 1993, applicable to Rate Schedule FT-1 (Firm
              Transportation) between Texas Eastern Transmission
              Company ("Texas Eastern") and Yankee Gas Services
              Company ("Yankee").  (Filed in 1993 Form 10-K).

    10.41 Service Agreement #800108 dated June 1, 1993, applicable to Rate Schedule FT-1 (Firm
              Transportation) between Texas Eastern Transmission
              Company ("Texas Eastern") and Yankee Gas Services
              Company ("Yankee").  (Filed in 1993 Form 10-K).

    10.42 Service Agreement #331063 dated June 1, 1993, applicable to Rate Schedule IT-1 (Interruptible
              Transportation) between Texas Eastern Transmission
              Company ("Texas Eastern") and Yankee Gas Services
              Company ("Yankee").  (Filed in 1993 Form 10-K).

    10.43 Service Agreement #331064 dated June 1, 1993, applicable to Rate Schedule IT-1 (Interruptible
              Transportation) between Texas Eastern Transmission
              Company ("Texas Eastern") and Yankee Gas Services
              Company ("Yankee").  (Filed in 1993 Form 10-K).

    10.44* Service Agreement #800375 dated March 1, 1994, applicable to Rate Schedule FT-1 for ITP Service between Texas Eastern Transmission Company
              ("Pipeline") and Yankee Gas Services Company
              ("Customer").

    10.45* Service Agreement #800441 dated September 26 1994, applicable to Rate Schedule CDS between Texas
              Eastern Transmission Company ("Pipeline") and
              Yankee Gas Services Company ("Customer").


*  Filed herewith.


Exhibit
Number        Description of Exhibit
- --------      -----------------------

    10.46*    Service Agreement #800442 dated September 26,
              1994, applicable to Rate Schedule CDS between
              Texas Eastern Transmission Company ("Pipeline") and Yankee Gas Services Company ("Customer").

              Consolidated Natural Gas Transmission Company
              ---------------------------------------------

    10.47 Service Agreement #100013 dated October 1, 1993, applicable to Rate Schedule FTNN (Firm
              Transportation) between CNG Transmission Corp.
              ("CNG") and Yankee Gas Services Company
              ("Yankee").  (Filed in 1993 Form 10-K).

              Tennessee Gas Pipeline Company
              ------------------------------

    10.48     Service Agreement #2121 dated September 1, 1993,
              applicable to Rate Schedule FT-A (Firm
              Transportation) between Tennessee Gas Pipeline
              ("Tennessee") and Yankee Gas Services Company
              ("Yankee").   (Filed in 1993 Form 10-K).

    10.49 Service Agreement #2503 dated September 1, 1993, applicable to Rate Schedule FT-A (Firm
              Transportation) between Tennessee Gas Pipeline
              ("Tennessee") and Yankee Gas Services Company
              ("Yankee").  (Filed in 1993 Form 10-K).

    10.50 Service Agreement #2652 dated September 1, 1993, applicable to Rate Schedule FT-A (Firm
              Transportation) between Tennessee Gas Pipeline
              ("Tennessee") and Yankee Gas Services Company
              ("Yankee").  (Filed in 1993 Form 10-K).

    10.51 Service Agreement #1596 dated September 1, 1993, applicable to Rate Schedule FT-A (Firm
              Transportation) between Tennessee Gas Pipeline
              ("Tennessee") and Yankee Gas Services Company
              ("Yankee").  (Filed in 1993 Form 10-K).


*  Filed herewith.


Exhibit
Number        Description of Exhibit
- --------      -----------------------

    10.52 Service Agreement #2120 dated September 1, 1993, applicable to Rate Schedule CGT-NE (Firm
              Transportation) between Tennessee Gas Pipeline
              ("Tennessee") and Yankee Gas Services Company
              ("Yankee").  (Filed in 1993 Form 10-K).

    10.53 Service Agreement #1641 dated September 1, 1993, applicable to Rate Schedule FT-A (Firm
              Transportation) between Tennessee Gas Pipeline
              ("Tennessee") and Yankee Gas Services Company
              ("Yankee").  (Filed in 1993 Form 10-K).

    10.54 Service Agreement #128 dated September 1, 1993, applicable to Rate Schedule FT-A (Firm
              Transportation) between Tennessee Gas Pipeline
              ("Tennessee") and Yankee Gas Services Company
              ("Yankee").  (Filed in 1993 Form 10-K).

    10.55 Service Agreement #333 dated September 1, 1993, applicable to Rate Schedule FT-A (Firm
              Transportation) between Tennessee Gas Pipeline
              ("Tennessee") and Yankee Gas Services Company
              ("Yankee").  (Filed in 1993 Form 10-K).

    10.56 Service Agreement #4552 dated February 7, 1991, applicable to Firm Transportation between
              Tennessee Gas Pipeline ("Tennessee") and Yankee
              Gas Services Company ("Yankee").

              Iroquois Gas Transmission Company
              ---------------------------------

    10.57 Transportation Agreement dated February 7, 1991 between Iroquois Gas Transmission System
              ("Iroquois") and Yankee Gas for transportation of Canadian gas purchased. (Filed in Form S-1).

              Transcontinental Gas Pipeline Company
              _____________________________________

    10.58 Service Agreement #6340 dated June 1, 1993, applicable to Rate Schedule FT (Firm
              Transportation) between Transcontinental Gas
              Pipeline Corp. ("Transco") and Yankee Gas Services
              Company ("Yankee").  (Filed in 1993 Form 10-K).


Exhibit
Number        Description of Exhibit
- --------      -----------------------

              National Fuel Pipeline Company
              ------------------------------

    10.59 Service Agreement #36577 dated July 1, 1993, applicable to Rate Schedule EFT (Enhanced Firm
              Transportation) between National Fuel Gas Supply
              Corporation ("National") and Yankee Gas Services
              Company ("Yankee").  (Filed in 1993 Form 10-K).

              GAS STORAGE AGREEMENTS

    10.60 Service Agreement #400179 dated June 1, 1993, applicable to Rate Schedule SS-1 (Firm Storage
              Service) between Texas Eastern Transmission
              Company ("Texas Eastern") and Yankee Gas Services
              Company ("Yankee").  (Filed in 1993 Form 10-K).

    10.61*    Service Agreement #400516 dated September 26,
              1994, applicable to Rate Schedule FSS-1 (Firm
              Storage Service) between Texas Eastern
              Transmission Company ("Texas Eastern") and Yankee
              Gas Services Company ("Yankee").

    10.62 Service Agreement #600039 dated October 1, 1993, applicable to Rate Schedule GSS (Storage Service) between CNG Transmission Corp. ("CNG") and Yankee
              Gas Services Company ("Yankee").  (Filed in 1993
              Form 10-K).

    10.63 Service Agreement #400008 dated October 1, 1993, applicable to Rate Schedule GSSII (Storage
              Agreement) between CNG Transmission Corp. ("CNG") and Yankee Gas Services Company ("Yankee").
              (Filed in 1993 Form 10-K).

    10.64 Service Agreement #300070 dated October 1, 1993, applicable to Rate Schedule GSS (Storage Service) between CNG Transmission Corp. ("CNG") and Yankee
              Gas Services Company ("Yankee").  (Filed in 1993
              Form 10-K).


*  Filed herewith.


Exhibit
Number        Description of Exhibit
- --------      -----------------------

    10.65     Underground Storage Service Agreement dated as of
              June 21, 1988 applicable to Rate Schedule SS-2 between Penn York Energy Corporation and Yankee
              Gas (Penn-York, SS-2) (Filed in Form 10).

    10.66 Service Agreement #637 dated September 1, 1993, applicable to Rate Schedule FS (Firm Storage -
              Market Area) between Tennessee Gas Pipeline
              Company ("Tennessee") and Yankee Gas Services
              Company ("Yankee").  (Filed in 1993 Form 10-K).

              GAS PURCHASE AGREEMENTS

    10.67 USA SALES Agreement dated October 1, 1993, applicable to storage gas, between CNG
              Transmission Corp. ("CNG") and Yankee Gas Services
              Company ("Yankee").  (Filed in 1993 Form 10-K).

    10.68 Phase 2 Sales Agreement dated September 14, 1987 applicable to rate Schedule G-1 among Boundary, Yankee Gas and other utilities (Boundary, G-1), as amended September 14, 1988 and July 1, 1989 (Filed in Form 10).

    10.69     Service Agreement dated February 7, 1991 between
              Alberta Northeast Gas Ltd. ("ANE") and Yankee Gas
              Services Company for purchase of gas from ATCOR
              Limited (Filed in Form S-1).

    10.70     Service Agreement dated February 7, 1991 between
              ANE and Yankee Gas Services Company for purchase of gas from PROGAS Limited (Filed in Form S-1).

    10.71     Service Agreement dated February 7, 1991 between
              ANE and Yankee Gas for purchase of gas from AEC
              Oil and Gas Company (Filed in Form S-1).

    10.72     Service Agreement dated February 7, 1991 between
              ANE and Yankee Gas Services Company for purchase of gas from TransCanada Pipelines Limited (Filed in Form S-1).





Exhibit
Number        Description of Exhibit
- --------      -----------------------

    10.73 ** Gas Sales Agreement #437 dated November 1, 1992 between Chevron U.S.A. and Yankee Gas Services
              Company for purchase of gas.  (Filed in 1993 Form 10-KA dated
              March 10, 1994).

    10.74 **  Gas Sales Agreement dated March 26, 1992 between
              Seller and Yankee Gas Services Company for purchase of gas. (Filed in 1993 Form 10-KA dated
              March 10, 1994).

    10.75 **  Gas Sales Agreement dated August 1, 1992 between
              Natural Gas Clearinghouse and Yankee Gas Services
              Company for purchase of gas.  (Filed in 1993 Form 10-KA dated
              March 10, 1994).

    10.76* ** Gas Sales Agreement dated November 1, 1993 between
              Chevron U.S.A. and Yankee Gas Services Company for purchase of gas.

    10.77* ** Gas Sales Agreement dated November 1, 1993 between
              Seller and Yankee Gas Services Company for purchase of gas.

    10.78* ** Gas Sales Agreement dated November 1, 1993 between
              Mobil Natural Gas and Yankee Gas Services Company for purchase of gas.

    10.79*    Gas Sales Agreement dated November 1, 1993 between
              OXY USA and Yankee Gas Services Company for purchase of gas.

              OTHER AGREEMENTS

    10.80     Operation Balancing Agreement (OBA) dated May 24,
              1993,between Algonquin Gas Transmission Company
              ("Algonquin")and Yankee Gas Services Company
              ("Yankee").  (Filed in 1993 Form 10-K).


*  Filed herewith.

** Confidential information has been removed from these exhibits pursuant to 17 C.F.R. 20c.83, Confidential Treatment Procedures
Under the Freedom of Information Act, and filed separately with the Commission under Form SE.


Exhibit
Number        Description of Exhibit
- --------      -----------------------

    10.81     Service Agreement #900145 for Capacity Release
              Umbrella Agreement #900145 dated June 1, 1993, between Texas Eastern Transmission Company ("Texas
              Eastern") and Yankee Gas Services Company
              ("Yankee").  (Filed in 1993 Form 10-K).

    10.82     LINKS Agreement dated June 1, 1993, between Texas
              Eastern Transmission Company ("Texas Eastern") and
              Yankee Gas Services Company ("Yankee").  (Filed in
              1993 Form 10-K).

    10.83 Precedent Agreement for ITP Transportation Service dated September 6, 1991 between Texas Eastern and
              Yankee Gas Services Company.  (Filed in 1992 Form
              10-K).

    10.84 Precedent Agreement for ITP Transportation Service dated October 15, 1991 between Algonquin and
              Yankee Gas (Filed in 1991 Form 10-K).

              MANAGEMENT CONTRACTS

    10.85+    Employment Agreement between the Company and Mr.
              Philip T. Ashton dated January 1, 1993. (Filed in 1993
              Form 10-K).

    10.86+    Employment Agreement between the Company and Mr.
              Michael E. Bielonko dated January 1, 1993.  (Filed in 1993
              Form 10-K).

    10.87+    Employment Agreement between the Company and Mr.
              Charles E. Gooley dated January 1, 1993.  (Filed in 1993
              Form 10-K).

    10.88+    Employment Agreement between the Company and Mr.
              Thomas J. Houde dated January 1, 1993.  (Filed in 1993
              Form 10-K).

    10.89+    Employment Agreement between the Company and Mr.
              John J. Smith dated January 1, 1993.  (Filed in 1993
              Form 10-K).

    10.90*+   Employment Agreement between the Company and Mr.
              Branko Terzic dated September 15, 1994.

*  Filed herewith.

+ Management contract or compensatory plan required to be filed as an exhibit to this form pursuant to Item 14c of this report.


Exhibit
Number        Description of Exhibit
- --------      -----------------------

              MISCELLANEOUS CONTRACTS

    10.91 $40 million Credit Agreement among Yankee Gas and several banks dated June 20, 1989 (Filed in Form
              S-1).

    10.92     Memorandum of Understanding among Housatonic and
              Iroquois partners relating to equity contributions and guarantees dated March 13, 1991 (Filed in Form
              S-1).

    10.93     Agreement for Systems Operations Services among
              Yankee Gas and Integrated Systems Solutions
              Corporation ("ISSC") dated August 12, 1991.
              (Filed in 1992 Form 10-K).

    11*       Statement re: Computation of per share earnings.

    13*       1994 Annual Report to Shareholders.

    21*       Subsidiaries of the registrant.

    23*       Consent of Arthur Andersen LLP

    27* Financial date schedule pursuant to Article 5 of Regulation S-X for commercial/industrial customers.


*  Filed herewith.