Form 10-K/A
period 1994-09-30
YANKEE ENERGY SYSTEM INC
filed 1995-01-04
CIK 849210

               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549


                         Form 10-K/A

                         AMENDMENT NO. 1


               AMENDMENT TO APPLICATION OR REPORT
          Filed pursuant to Section 12, 13, or 15(d) of
               THE SECURITIES EXCHANGE ACT OF 1934


                    YANKEE ENERGY SYSTEM, INC.
          -------------------------------------------------
          (Exact name of registrant as specified in charter)


     The undersigned registrant hereby amends the following items, financial statements, exhibits, or other portions of its annual report on Form 10-K for the fiscal year ended September
30, 1994:

     Cover page

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   YANKEE ENERGY SYSTEM, INC.
                                   ---------------------------
                                        (Registrant)


                                   By:  /s/ Mary J. Healey
                                      ----------------------
                                        (Signature)
                                   Secretary and Assistant
                                   General Counsel




Date:     January 4, 1995

     The Company's cover page to its Form 10-K filed on December 19, 1994 inadvertently contained an [X] which should be deleted, relating to information called for pursuant to Item 405 of Regulation S-K. The Company files herewith an amended cover page.

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
                        -------

                   Yankee Energy System, Inc.
- - -----------------------------------------------------------------
    (Exact name of registrant as specified in its charter)


    Connecticut                                  06-1236430
- - -----------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer
incorporation or organization               Identification No.)


    599 Research Parkway, Meriden, CT            06450-1030
- - -----------------------------------------------------------------
    Address of principal executive offices)      (Zip Code)


Registrant's telephone number, including area code (203) 639-4000
                                                 ---------------
Securities registered pursuant to Section 12(b) of the Act:

                                  Name of each exchange
Title of each class               on which registered
- - -------------------               ---------------------

    None                               Not Applicable
- - -----------------------------------------------------------------
Securities registered pursuant to Section 12(g) of the Act:


Common Stock, Par Value $5 Per Share, and Common Share Purchase
Rights
- - -----------------------------------------------------------------
                        (Title of class)


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
                                          ----      ----

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sections 229,405 of this chapter)is not contained herein, and will not be contained, to the bestof registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of the voting stock held by non-affiliates of the registrant at December 16, 1994 was $216,041,343.00 based on the closing price of $21.00 per share.
On December 16, 1994, the Company had 10,287,683 shares of common stock outstanding.

Documents Incorporated by Reference
Part of Form 10-K

Annual Report to Shareholders for the Fiscal Year Ended September
30, 1994
Parts I and II
Proxy Statement For Its Annual Meeting to be Held on February 24,
1995
Part III