Form 10-Q
period 1994-12-31
YANKEE ENERGY SYSTEM INC
filed 1995-02-14
CIK 849210

                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549
                              ______________

                                 FORM 10-Q
                                __________

(MARK ONE)
          /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
               OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1994 OR

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

                    Yes __X__       No ____

                   APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

NUMBER OF SHARES OF COMMON STOCK ($5.00 PAR VALUE)
OUTSTANDING AT JANUARY 31, 1995                        10,298,685

YANKEE ENERGY SYSTEM, INC. AND SUBSIDIARIES

TABLE OF CONTENTS



PART I.   FINANCIAL INFORMATION


          Item 1.   Financial Statements

               Consolidated Balance Sheets:
               December 31, 1994 and
               September 30, 1994

               Consolidated Statements of Income:
               Three Months Ended December 31, 1994
               and 1993

               Consolidated Statements of Cash Flows:
               Three Months Ended December 31, 1994
               and 1993

               Notes to Consolidated Financial
               Statements

               Report on Review by Independent
               Public Accountants


          Item 2.   Management's Discussion and Analysis
                    of Financial Condition and Results
                    of Operations


PART II.  OTHER INFORMATION


          Item 5.   Other Information

          Item 6.   Exhibits and Reports on Form 8-K

          Signatures

                    PART 1. FINANCIAL INFORMATION
               YANKEE ENERGY SYSTEM, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS


                                     DECEMBER 31,  SEPTEMBER 30,
                                        1994            1994
                                     ___________   ____________
                                     (UNAUDITED)
                                      (Thousands of Dollars)

ASSETS

Utility Plant, at original cost      $473,407   $468,202
  Less:  Accumulated provision for
         depreciation                 167,672    164,327
                                      _______    _______
                                      305,735    303,875
Construction work in progress          10,534     11,188
                                      _______    _______
      Total Net Utility Plant         316,269    315,063
                                      _______    _______
Other Property and Investments         28,809     28,609
                                      _______    _______
Current Assets:
  Cash and temporary cash
   investments                          1,201        602
  Accounts receivable, net             34,663     21,412
  Fuel supplies                        10,228     10,936
  Other materials and supplies          1,483      1,550
  Recoverable gas costs                   443        429
  Accrued utility revenues             15,955      5,751
  Prepaid taxes                          ---       3,352
  Other                                 1,885      3,933
                                      _______    _______
    Total Current Assets               65,858     47,965
                                      _______    _______


  Deferred Gas Costs                    1,630      4,338
  Recoverable Pipeline
    Transition Costs                     ---       3,432
  Recoverable Environmental
    Cleanup Costs                      37,660     36,467
  Recoverable Income Taxes             27,534     32,198
  Recoverable Postretirement
    Benefits Costs                      1,773      1,419
  Other Deferred Debits                11,770     12,027
                                      _______    _______
     Total Assets                    $491,303   $481,518
                                      _______    _______
                                      _______    _______

The accompanying notes are an integral part of these financial statements.


                 YANKEE ENERGY SYSTEM, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS

                                     DECEMBER 31,  SEPTEMBER 30,
                                        1994          1994
                                     ___________   ____________
                                     (UNAUDITED)
                                      (Thousands of Dollars)
CAPITALIZATION AND LIABILITIES

Capitalization:
  Common shares - $5.00 par value.
  Authorized 20,000,000 shares; 10,287,683
  shares outstanding at December 31, 1994
  and September 30, 1994             $ 51,438   $ 51,438
  Capital surplus, paid in             85,080     85,150
  Retained earnings                    19,478     15,159
  Employee stock ownership
    plan guarantee                     (1,800)    (2,200)
                                      _______    _______
     Total Common Shareholders'
      Equity                          154,196    149,547
  Long-term debt, net of
    current portion                   124,416    126,966
                                      _______    _______
     Total Capitalization             278,612    276,513
                                      ________   _______
Current Liabilities:
  Notes payable to banks               37,200     24,600
  Long-term debt, current portion      23,917     26,667
  Accounts payable                     17,981     17,805
  Accrued interest                      4,356      4,124
  Accrued taxes                         3,665       ---
  Refundable gas costs                   ---         106
  Pipeline transition costs payable      ---         573
  Other                                 3,746      4,483
                                      _______    _______
     Total Current Liabilities         90,865     78,358
                                      _______    _______

Accumulated Deferred Income Taxes      40,778     41,439
Unfunded Deferred Income Taxes         27,492     32,150
Accumulated Deferred Investment
  Tax Credits                           9,740      9,835
Reserve for Environmental
  Cleanup Costs                        35,000     35,000
Unfunded Postretirement
  Benefits Costs                        1,773      1,419
Other Deferred Credits                  7,043      6,804
                                      _______    _______

Commitments and Contingencies (Note 2)

     Total Capitalization and
        Liabilities                  $491,303   $481,518
                                     ________   ________
                                     ________   ________

The accompanying notes are an integral part of these financial statements.


               YANKEE ENERGY SYSTEM, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                     THREE MONTHS ENDED
                                        DECEMBER 31,
                                     __________________
                                     1994       1993
                                     ____       ____
                                   (Thousands of Dollars,
                                  Except Share Information)

Operating Revenues                   $ 82,284   $ 91,786
Less:  Cost of Gas                     43,781     48,302
                                       ______     ______
  Revenues, net of cost of gas         38,503     43,484
                                       ______     ______
Other Operating Expenses:
  Operations                           12,598     12,515
  Maintenance                           1,397      1,567
  Depreciation                          4,050      4,372
  Federal and state income taxes        4,926      7,981
  Taxes other than income taxes         5,281      5,605
                                       ______     ______
     Total Other Operating Expenses    28,252     32,040
                                       ______     ______
Operating Income                       10,251     11,444
Other Income, net                         919        547
                                       ______     ______
Income Before Interest Charges         11,170     11,991

Interest Charges, net                   3,711      3,358
                                       ______     ______
Income Before Preferred Dividends       7,459      8,633

Preferred Dividends                      ---         274
                                       ______     ______
Net Income                           $  7,459   $  8,359
                                       ______     ______
                                       ______     ______

Total Earnings per Common Share      $   0.73   $   0.81
                                       ______     ______
                                       ______     ______
Common Shares
  Outstanding (Average)              10,287,683 10,287,683
                                     __________ __________
                                     __________ __________

The accompanying notes are an integral part of these financial statements.


                YANKEE ENERGY SYSTEM, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                     THREE MONTHS ENDED
                                        DECEMBER 31,
                                     __________________
                                     1994       1993
                                     ____       ____
                                   (Thousands of Dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Income before preferred dividends  $  7,459   $  8,633
  Adjusted for the following:
    Depreciation                        4,050      4,372
    Equity earnings from investments   (1,013)      (906)
    Deferred income taxes, net           (605)       623
    Deferred gas costs activity and other
      non-cash items                    5,422      1,344
  Changes in working capital:
    Accounts receivable and accrued
      utility revenues                (23,455)   (38,013)
    Accounts payable                      176      3,461
    Accrued taxes                       7,017      9,396
    Other working capital
      (excludes cash)                   1,582      4,156
                                       ______     ______
Net cash provided by (used for)
  operating activities                    633     (6,934)
                                       ______     ______

CASH FLOWS FROM FINANCING ACTIVITES:
  Retirement of long-term debt         (5,300)    (5,300)
  Increase in short-term debt          12,600     13,498
  Cash dividends-preferred stock         ---        (274)
  Cash dividends-common stock          (3,138)    (2,983)
                                       ______     ______
Net cash provided by
  financing activities                  4,162      4,941
                                       ______     ______

INVESTMENT IN PLANT AND OTHER:
  Utility Plant, net of allowance for other
   funds used during construction      (4,931)    (5,253)
 Iroquois distribution                    735      1,101
                                       ______     ______
Net cash used for plant and other
 investments                           (4,196)    (4,152)
                                       ______     ______

NET INCREASE (DECREASE) IN CASH
  FOR THE PERIOD                          599     (6,145)
Cash, beginning of period                 602      6,509
                                       ______     ______
Cash, end of period                  $  1,201   $    364
                                       ______     ______
                                       ______     ______

Supplemental Cash Flow Information:
  Cash paid during the period for:
  Interest, net of amounts
   capitalized                       $  3,525    $ 3,397
  Income taxes                       $     25   $     22


The accompanying notes are an integral part of these financial statements.

YANKEE ENERGY SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1)  GENERAL

The accompanying unaudited consolidated financial statements should be read in conjunction with the Annual Report of Yankee Energy System, Inc. (Yankee Energy or the Company) on Form 10-K for the fiscal year ended September 30, 1994 (1994 Form 10-K), including the audited financial statements (and notes thereto) incorporated by reference therein. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of the Company as of December 31, 1994, and its results of operations and cash flows for the three months ended December 31, 1994 and 1993. The results of operations for the three months ended December 31, 1994 and 1993 are not necessarily indicative of the results expected for a full year, due mainly to the highly seasonal nature of the gas business.

2)  COMMITMENTS AND CONTINGENCIES

TRANSITION COSTS - ORDER NO. 636: The three major pipeline systems serving Yankee Gas (Iroquois Gas Transmission System, Tennessee Gas Pipeline Company and Algonquin Gas Transmission Company and its affiliate, Texas Eastern Transmission Company), have all restructured their services pursuant to Federal Energy Regulatory Commission (FERC) Order No. 636. Iroquois was designed and constructed as a transportation-only pipeline, and as such, its restructuring has very minimal impact. Through December 31, 1994, Yankee Gas has paid and recovered, in accordance with the July 8, 1994 Department of Public Utility Control (DPUC) decision, substantially all transition costs billed to date. The Company expects its ultimate liability for transition costs to be between $11 and $15 million, depending upon the results of filings by the pipeline systems.

There have been no other material developments in this area. For a detailed description of the items that comprise commitments and contingencies of the Company, see the 1994 Form 10-K.

3)  ADOPTION OF NEW ACCOUNTING STANDARD

POSTEMPLOYMENT BENEFITS: Effective October 1, 1994, Yankee Energy adopted the provisions of Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" (FAS 112). This standard requires that the cost of benefits, such as unemployment compensation, severance benefits and disability benefits, provided to former or inactive employees be recognized on the accrual basis of accounting. Previously, the Company recognized postemployment benefit costs when paid. The cumulative effect of this change in accounting principle did not materially impact the Company's results of operations or financial position.

4)  RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform with current year classifications.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Management of
Yankee Energy System, Inc.:


We have reviewed the accompanying consolidated balance sheet of Yankee Energy System, Inc. (a Connecticut corporation) and subsidiaries (the Company) as of December 31, 1994, and the related consolidated statements of income and cash flows for the three-month period then ended. These financial statements are the responsibility of the Company's management.

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






Arthur Andersen LLP
Hartford, Connecticut
January 31, 1995

YANKEE ENERGY SYSTEM, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and
Results of Operations


This section contains management's assessment of the financial condition of Yankee Energy System, Inc. (the Company or Yankee Energy) and the principal factors which had an impact on the results of operations in the periods presented. This discussion should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended September 30, 1994, including the audited consolidated financial statements (and notes thereto) incorporated by reference therein.


FINANCIAL CONDITION
OVERVIEW

Consolidated earnings per share for the quarter ended December 31, 1994 were $0.73 compared to $0.81 for the same period a year earlier based on 10,287,683 average common shares outstanding for both periods. The decrease in first quarter earnings compared to the same period ended December 31, 1993 was due to weather that was 17 percent warmer than last year and 15 percent warmer than normal. This warmer weather caused a 10 percent reduction in firm gas heating sales and contributed to a reduction in operating margin of $5 million or 11.5 percent. This reduction in margin was partially offset by increased margin from interruptible sales resulting from a decrease in natural gas prices. Additionally, the Company recorded lower income tax expense this quarter resulting from a lower effective tax rate compared to last year.


RESULTS OF OPERATIONS

COMPARISON OF THE FIRST QUARTER OF FISCAL 1995 WITH THE FIRST
QUARTER OF FISCAL 1994
REVENUES AND SALES

Operating revenues decreased $9.5 million in the first quarter of fiscal 1995 compared with the same period in the prior fiscal year. The components of the change in operating revenues are as follows:

                                    Changes in Operating Revenues
                                         (Millions of Dollars)
                                          Increase/(Decrease)


Firm and other (excluding gas cost recoveries):
  Sales, transportation and other               $(5.8)
                                                ______
Subtotal - Firm and other                        (5.8)
                                                ______
Interruptible sales and transportation
  (excluding gas cost recoveries):                0.8
                                                ______

Total - Excluding gas cost recoveries            (5.0)

Plus:  Gas cost recoveries                       (4.5)
                                                ______
Total change in operating revenues              $(9.5)
                                                ______
                                                ______

The corresponding changes in the Company's throughput were as follows:


                         Quarter Ended December 31,
                            (Mcf - thousands)
                           1994      1993  Increase(Decrease)

Firm sales
  and transportation      8,860      9,821     (961)
Interruptible sales and
  transportation          3,189      2,583      606
                         ______     ______     _____
Total                    12,049     12,404     (355)
                         ______     ______     _____
                         ______     ______     _____


Firm and other revenues (excluding gas cost recoveries) decreased for the first quarter of fiscal 1995 compared to the same period in fiscal 1994 due to a 10 percent decrease in firm sales resulting from weather that was 17 percent warmer this year compared to last year.

Interruptible margin increased $0.8 million for the three months ended December 31, 1994 compared to the three months ended
December 31, 1993 primarily due to lower gas costs making gas more economical for interruptible customers who can use alternative fuels.

Gas cost recoveries decreased due to lower firm sales in the first quarter of fiscal 1995 compared to the same period in fiscal 1994 and lower per-unit gas costs.

COST OF GAS

Cost of gas decreased $4.5 million for the three months ended
December 31, 1994 compared to the three months ended December 31, 1993 due to lower firm sales and per-unit gas costs offset by the undercollection of gas costs in fiscal 1994.

The components of cost of gas were as follows:

                                   Quarter Ended December 31,
                                    1994        1993
                                   (Millions of Dollars)

Actual gas purchases               $40.9       $46.7
Affect of purchased gas adjustment
  (PGA) clause                       2.9         1.6
                                   _____       _____
Total expense                      $43.8       $48.3
                                   _____       _____
                                   _____       _____


OTHER OPERATING EXPENSES

Total other operating expenses decreased $3.8 million in the first three months of fiscal 1995 compared with the same period in the prior year as a result of the following items:

Depreciation expense decreased $0.3 million in the first quarter of fiscal 1995 compared with the same period a year earlier due to a change in the estimated accrual rate for cost of removal.

Federal and state income taxes, including the portion contained in Other Income, decreased $3.2 million resulting from a lower effective tax rate this year compared to last year.

Taxes other than income taxes decreased $0.3 million for the three months ended December 31, 1994 compared to the three months ended December 31, 1993 primarily due to lower Connecticut Gross Earnings taxes resulting from lower revenues in fiscal 1995 offset by higher municipal taxes.

Other income (excluding federal and state income taxes) increased
$0.2 million in the first three months of fiscal 1995 due to higher earnings associated with Housatonic's investment in Iroquois and interest income from loans to certain customers by Yankee Financial.

Interest charges increased $0.4 million for the three months ended December 31, 1994 compared to the same period ended
December 31, 1993 due to higher levels of short-term debt in the current period.


LIQUIDITY AND CAPITAL RESOURCES

Expenditures for utility plant and other investments totaled $4.9 million for the first three months of fiscal 1995, reflecting a $0.3 decrease from the same period in fiscal 1994. During the first three months of fiscal 1995, construction additions were supported by short-term debt. Internally generated cash flows increased during the first three months of fiscal 1995 primarily due to decreased accounts receivable and accrued utility revenues associated with the warmer weather in this quarter compared to the same period a year earlier.

The seasonal nature of gas revenues, inventory purchases and construction expenditures create a need for short-term borrowing to supplement internally generated funds. Yankee Gas has arranged a $40 million revolving line of credit with a group of five banks whereby funds may be borrowed on a short-term revolving basis using either fixed or variable rate loans. On February 2, 1995, the line of credit was increased to $60 million. Yankee Gas also has another $22 million of credit lines available on an uncommitted basis. At December 31, 1994, Yankee Gas had $25.1 million outstanding on its agreements. In addition, Yankee Energy had $12.1 million outstanding at December 31, 1994 on its $15.0 million committed line of credit.

The long-term credit needs of Yankee Gas are being met by a first mortgage bond indenture which provides for the issuance of bonds from time to time, subject to certain issuance tests. The Company is expecting to refinance the $18 million first mortgage bond maturing in April, 1995. This amount is classified as "long-term debt, current portion" in the accompanying balance sheets.

On January 31, 1995, the Company issued 11,002 new shares of common stock under the Company's Shareholder Investment Plan which is described in a registration statement filed by the Company (No. 33-56323) and declared effective by the Securities and Exchange Commission on January 13, 1995.

PART II - OTHER INFORMATION


Item 5.   OTHER INFORMATION

          None.


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          a.  Exhibits

          Exhibit 27 - Financial Data Schedule

          b.  Reports on Form 8-K

One report on Form 8-K, dated December 6, 1994, was filed with the Securities and Exchange Commission during the quarter covered by this report, relating to a change in the Company's Chief
Executive Officer position effective March 1, 1995.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                YANKEE ENERGY SYSTEM, INC.
                                __________________________
                                      (Registrant)




Date ___________                /s/ Michael E. Bielonko
                                ___________________________
                                Michael E. Bielonko
                                Vice President, Treasurer and

                                Chief Financial Officer



Date ___________                /s/ Nicholas A. Rinaldi
                                ___________________________
                                Nicholas A. Rinaldi
                                Controller