Form 10-Q
period 1995-03-31
YANKEE ENERGY SYSTEM INC
filed 1995-05-12
CIK 849210

                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549
                              ______________
                                 FORM 10-Q
                               ____________

(MARK ONE)
          /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
               OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1995 OR

          / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
               OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM ________TO________

                      COMMISSION FILE NUMBER 0-10721

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

                    Yes __X__       No ____

                   APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

NUMBER OF SHARES OF COMMON STOCK ($5.00 PAR VALUE)
OUTSTANDING AT APRIL 30, 1995                        10,337,742

YANKEE ENERGY SYSTEM, INC. AND SUBSIDIARIES

TABLE OF CONTENTS




PART I.   FINANCIAL INFORMATION

          Item 1.   Financial Statements

               Consolidated Balance Sheets:
               March 31, 1995 and September 30, 1994
               Consolidated Statements of Income:
               Three and Six Months Ended March 31, 1995
               and 1994

               Consolidated Statements of Cash Flows:
               Six Months Ended March 31, 1995
               and 1994

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



PART II.  OTHER INFORMATION


          Item 4.   Submission of Matters to a Vote
                    of Security Holders

          Item 5.   Other Information

          Item 6.   Exhibits and Reports on Form 8-K

          Signatures

                       PART 1. FINANCIAL INFORMATION
                YANKEE ENERGY SYSTEM, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS

                                      March 31,  September 30,
                                        1995         1994
                                      ________  _________
                                     (Unaudited)
                                      (Thousands of Dollars)

ASSETS
Utility Plant, at original cost      $481,544   $468,202
  Less:  Accumulated provision for
         depreciation                 171,490    164,327
                                     ________   ________
                                      310,054    303,875
Construction work in progress           6,557     11,188
                                     ________   ________

   Total Net Utility Plant            316,611    315,063
                                     ________   ________

Other Property and Investments         30,199     28,609
                                     ________   ________
Current Assets:
  Cash and temporary cash
    investments                         6,039        602
  Accounts receivable, net             46,686     21,412
  Fuel supplies                         4,480     10,936
  Other materials and supplies          1,787      1,550
  Recoverable gas costs                   170        429
  Accrued utility revenues             12,098      5,751
  Prepaid taxes                          ---       3,352
  Other                                 2,789      3,933
                                      _______    _______
   Total Current Assets                74,049     47,965
                                      _______    _______

  Deferred Gas Costs                     ---       4,338
  Recoverable Pipeline
    Transition Costs                     ---       3,432
  Recoverable Environmental
    Cleanup Costs                      38,018     36,467
  Recoverable Income Taxes             25,326     32,198
  Recoverable Postretirement
    Benefits Costs                      1,904      1,419
  Other Deferred Debits                10,984     12,027
                                      _______    _______

   Total Assets                      $497,091   $481,518
                                      _______   ________
                                      _______   ________

The accompanying notes are an integral part of these financial statements.


                YANKEE ENERGY SYSTEM, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS

                                     March 31,  September 30,
                                        1995        1994
                                     _________  ____________
                                     (Unaudited)
                                      (Thousands of Dollars)
CAPITALIZATION AND LIABILITIES

Capitalization:
  Common shares - $5.00 par value.
  Authorized 20,000,000 shares; 10,331,742
  shares outstanding at March 31, 1995
  and 10,287,683 outstanding at
  September 30, 1994                 $ 51,659   $ 51,438
  Capital surplus, paid in             85,771     85,150
  Retained earnings                    28,083     15,159
  Employee stock ownership
    plan guarantee                     (1,800)    (2,200)
                                      ________   ________
  Total Common Shareholders' Equity   163,713    149,547
  Long-term debt, net of
    current portion                   124,416    126,966
                                      _______    _______
     Total Capitalization             288,129    276,513
                                      _______    _______
Current Liabilities:
  Notes payable to banks               11,600     24,600
  Long-term debt, current portion      23,917     26,667
  Accounts payable                     15,479     17,805
  Accrued interest                      4,038      4,124
  Accrued taxes                        20,653       ---
  Refundable gas costs                     95        106
  Pipeline transition costs payable     3,249        573
  Other                                 4,031      4,483
                                      _______    _______
     Total Current Liabilities         83,062     78,358
                                      _______    _______
Accumulated Deferred Income Taxes      33,639     41,439
Unfunded Deferred Income Taxes         25,296     32,150
Accumulated Deferred Investment
  Tax Credits                           9,646      9,835
Reserve for Environmental
  Cleanup Costs                        35,000     35,000
Unfunded Postretirement
  Benefits Costs                        1,904      1,419
Deferred Gas Costs                     13,375       ---
Other Deferred Credits                  7,040      6,804
                                       ______    _______
Commitments and Contingencies (Note 3)

     Total Capitalization and
        Liabilities                  $497,091   $481,518
                                     ________   ________
                                     ________   ________

The accompanying notes are an integral part of these financial statements.


                YANKEE ENERGY SYSTEM, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                     Three Months Ended
                                          March 31,
                                       1995       1994
                                     _______    ______
                                     (Thousands of Dollars,
                                      except share information)

Operating Revenues                   $116,756   $134,369
Less:  Cost of Gas                     63,162     74,004
                                      _______    _______
  Revenues, net of cost of gas         53,594     60,365
                                      _______    _______
Other Operating Expenses:
  Operations                           15,017     14,223
  Maintenance                           1,882      2,075
  Depreciation                          4,371      4,323
  Federal and state income taxes        9,560     13,194
  Taxes other than income taxes         7,596      8,574
  Organizational charges (Note 4)         593       ---
                                      _______    _______
     Total Other Operating Expenses    39,019     42,389
                                      _______    _______

Operating Income                       14,575     17,976

Other Income, net                       1,223        645
                                      _______    _______
Income Before Interest Charges         15,798     18,621

Interest Charges, net                   4,048      3,425
                                      _______    _______
Income Before Preferred Dividends      11,750     15,196

Preferred Dividends                      ---         274
                                      _______    _______

Net Income                           $ 11,750   $ 14,922
                                      _______    _______
                                      _______    _______

Total Earnings per Common Share      $   1.14   $   1.45
                                      _______    _______
                                      _______    _______
Common Shares
  Outstanding (Average)              10,312,933 10,287,683
                                     __________ __________
                                     __________ __________

The accompanying notes are an integral part of these financial statements.

                YANKEE ENERGY SYSTEM, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                       Six Months Ended
                                          March 31,
                                       1995       1994
                                       ____       ____
                                        (Thousands of Dollars,
                                      except share information)

Operating Revenues                   $199,040   $226,155
Less:  Cost of Gas                    106,943    122,305
                                      _______    _______
  Revenues, net of cost of gas         92,097    103,850
                                      _______    _______
Other Operating Expenses:
  Operations                           27,615     26,739
  Maintenance                           3,279      3,642
  Depreciation                          8,421      8,696
  Federal and state income taxes       14,485     21,175
  Taxes other than income taxes        12,877     14,178
  Organizational charges (Note 4)         593       ---
                                      _______    _______
    Total Other Operating Expenses     67,270     74,430
                                      _______    _______

Operating Income                       24,827     29,420

Other Income, net                       2,142      1,193
                                      _______    _______
Income Before Interest Charges         26,969     30,613

Interest Charges, net                   7,760      6,783
                                      _______    _______
Income Before Preferred Dividends      19,209     23,830

Preferred Dividends                      ---         548
                                      _______    _______
Net Income                           $ 19,209   $ 23,282
                                      _______    _______
                                      _______    _______

Total Earnings per Common Share      $   1.86   $   2.26
                                      _______    _______
                                      _______    _______
Common Shares
  Outstanding (Average)             10,300,308 10,287,683
                                    __________ __________
                                    __________ __________

The accompanying notes are an integral part of these financial statements.


               YANKEE ENERGY SYSTEM, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                     Six Months Ended
                                        March 31,
                                     __________________
                                     1995       1994
                                     ____       ____
                                     (Thousands of Dollars)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Income before preferred dividends  $19,209    $23,830
  Adjusted for the following:
    Depreciation                       8,421      8,696
    Equity earnings from investments  (2,494)    (1,666)
    Deferred income taxes, net        (7,896)    (4,800)
    Deferred gas costs activity and
      other non-cash items            21,145     13,653
  Changes in working capital:
    Accounts receivable and accrued
      utility revenues               (31,624)   (53,272)
    Accounts payable                  (2,326)     3,887
    Accrued taxes                     24,005     29,572
    Other working capital
      (excludes cash)                  9,353     10,630
                                     _______    _______
Net cash provided by
  operating activities                37,793     30,530
                                     _______    _______
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock               221        ---
  Premium on common stock                699        ---
  Retirement of long-term debt        (5,300)    (5,300)
  Increase (decrease) in
      short-term debt                (13,000)     6,000
  Cash dividends-preferred stock        ---        (548)
  Cash dividends-common stock         (6,282)    (5,966)
                                     ________   ________
Net cash used for financing
   activities                        (23,662)    (5,814)

                                     ________   ________
INVESTMENT IN PLANT AND OTHER:
  Utility Plant, net of allowance for other
   funds used during construction     (9,429)    (8,193)
  Investment in non-utility plant       ---      (1,000)
  Iroquois distribution                  735      1,101
                                     _______    ________
Net cash used for plant and other
   investments                        (8,694)    (8,092)
                                     ________    _______

Net Increase in Cash and Temporary
   Cash Investments for the Period     5,437     16,624
Cash and Temporary Cash Investments,
   beginning of period                   602      6,509
                                     ________   ________
Cash and Temporary Cash Investments
   end of period                     $ 6,039    $23,133
                                     ________   _______
                                     ________   _______
Supplemental Cash Flow Information:
  Cash paid during the period for:
  Interest, net of amounts
   capitalized                       $ 7,400    $ 7,230
  Income taxes                       $ 2,470    $ 1,609


The accompanying notes are an integral part of these financial statements.

YANKEE ENERGY SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1)  GENERAL

The accompanying unaudited consolidated financial statements should be read in conjunction with the Annual Report of Yankee Energy System, Inc. (Yankee Energy or the Company) on Form 10-K for the fiscal year ended September 30, 1994 (1994 Form 10-K), including the audited financial statements (and notes thereto) incorporated by reference therein and the Company's quarterly report on Form 10-Q for the quarter ended December 31, 1994 (First Quarter Form 10-Q). In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of the Company as of March 31, 1995, and its results of operations for the three and six months ended March 31, 1995 and 1994 and cash flows for the six months ended March 31, 1995 and 1994. The results of operations for the three and six months ended March 31, 1995 and 1994 are not necessarily indicative of the results expected for a full year, due mainly to the highly seasonal nature of the gas business.


2)  ACCOUNTING FOR THE EFFECTS OF REGULATION

Yankee Gas is subject to regulation by the Connecticut Department of Public Utility Control (DPUC). The Company prepares its financial statements in accordance with generally accepted accounting principles which includes the provisions of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (FAS No. 71). FAS No. 71 requires a cost-based, rate-regulated enterprise such as Yankee Gas to reflect the impact of regulatory decisions in its financial statements. The DPUC, through the rate regulation process, can create regulatory assets that result when costs are allowed for ratemaking purposes in a period other than the period in which the costs would be charged to expense by an unregulated enterprise.

Following the provisions of FAS No. 71, the Company has recorded regulatory assets or liabilities as appropriate primarily related to deferred gas costs, pipeline transition costs, environmental cleanup costs, income taxes and postretirement benefits costs. The specific amounts related to these items are disclosed in the consolidated balance sheets. For additional information about these items see the 1994 Form 10-K.


Yankee Gas continues to be subject to cost-of-service based rate regulation by the DPUC. Based upon current regulation and recent regulatory decisions, the Company believes that its use of regulatory accounting is appropriate and in accordance with the provisions of FAS No. 71.


3)  COMMITMENTS AND CONTINGENCIES

TRANSITION COSTS - ORDER NO. 636: The three major pipeline systems serving Yankee Gas (Iroquois Gas Transmission System, Tennessee Gas Pipeline Company and Algonquin Gas Transmission Company and its affiliate, Texas Eastern Transmission Company), have all restructured their services pursuant to Federal Energy Regulatory Commission (FERC) Order No. 636. Iroquois was designed and constructed as a transportation-only pipeline, and as such, its restructuring has very minimal impact. Through March 31, 1995, Yankee Gas has paid and recovered, in accordance with the July 8, 1994 Department of Public Utility Control (DPUC) decision, substantially all transition costs billed to date. The Company expects its ultimate liability for transition costs to be approximately $15 million, depending upon the results of filings by the pipeline systems.

GAS SUPPLY HEDGING ACTIVITIES: The Company has gas service agreements with two customers to supply gas at fixed prices. Because the Company purchases gas on a variable price basis, it has found it necessary to hedge gas prices with derivatives to respond to customers' need for long term fixed pricing. Both agreements are similar in structure in that the Company executed a commodity swap contract with a commodity trading firm. Under a master commodity swap agreement, the price of a specified quantity of gas is fixed over the term of the gas service agreement with the customer. In both cases, the Company is acting as an agent using its credit to provide fixed pricing to its customers using a commodity swap. The Company's results of operations are unaffected by the hedge transaction given that it passes through the cost of the hedge to either the commodity trading firm or its customer depending on the difference in the fixed and floating prices for gas. Also, the customers are accountable for all costs incurred by the Company to execute and maintain the commodity swap contract.

Of the two gas service hedging agreements currently in force, only one is material relative to the significance of gas volumes being hedged. This agreement has a ten year term and requires the Company to supply approximately one BCF of gas per year, with relatively low margin, at a fixed price beginning August 1, 1995.

The price is allowed to escalate by a predetermined rate every year after the first year. The commodity swap contract for this hedging agreement was executed August 17, 1994. Although gas purchases under the contract will not commence until August 1995, the Company is responsible for margin calls collateralizing the commodity swap contract from August 17, 1994 through the term of the gas service agreement. Currently, the Company has a letter of credit in the amount of $1.5 million issued to the commodity trading firm collateralizing the commodity contract.

There have been no other material developments in this area. For a detailed description of the items that comprise commitments and contingencies of the Company, see the 1994 Form 10-K.


4)  ORGANIZATIONAL CHARGES

Organizational charges represent the present value of excess retirement benefits, above and beyond the Company's normal employee benefit plans, provided to the former chief executive officer who retired effective March 1, 1995.

The Company is currently undergoing a company-wide business transformation review, the objectives of which are to improve the efficiency of business processes, reduce costs and increase revenues. It is anticipated that the Company will incur additional organizational charges in fiscal 1995. The amount of any additional organizational charges has not been determined at this time.


5)  OTHER

The Company issued 44,059 new shares of common stock during the three months ended March 31, 1995 under its Shareholder
Investment Plan.

On January 20, 1995, the name of Yankee Energy Production
Services, Inc. was changed to Yankee Energy Services Company to better reflect the services provided by the subsidiary company.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Management of
Yankee Energy System, Inc.:


We have reviewed the accompanying consolidated balance sheet of Yankee Energy System, Inc. (a Connecticut corporation) and subsidiaries (the Company) as of March 31, 1995, and the related consolidated statements of income for the three and six month periods then ended and cash flows for the six month period then ended. These financial statements are the responsibility of the Company's management.

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






                                      Arthur Andersen LLP
Hartford, Connecticut
April 28, 1995

YANKEE ENERGY SYSTEM, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and
Results of Operations


This section contains management's assessment of the financial condition of Yankee Energy System, Inc. (the Company or Yankee Energy) and the principal factors which had an impact on the results of operations in the periods presented. This discussion should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended September 30, 1994, including the audited consolidated financial statements (and notes thereto) incorporated by reference therein, and the Company's quarterly report on Form 10-Q for the quarter ended December 31, 1994.


FINANCIAL CONDITION
OVERVIEW

Consolidated earnings per share for the quarter ended March 31, 1995 were $1.14 based on 10,312,993 average common shares, compared to $1.45 per share earned for the same period a year earlier. For the six months ended March 31, 1995, earnings were $1.86 per share based on 10,300,308 average common shares compared to $2.26 per share for the six months ended March 31, 1994. The Company issued 44,059 new shares of common stock during the three months ended March 31, 1995 under its Shareholder Investment Plan. All prior periods per share amounts are based on 10,287,683 average common shares outstanding.

The decreases in earnings for the three and six month periods ended March 31, 1995 were due to weather that was approximately 18 and 17 percent warmer respectively, compared to the same periods a year earlier. This warmer weather caused firm sales to decrease approximately 15 and 14 percent for the three and six month periods ended March 31, 1995 respectively, compared to the same periods a year earlier. Higher operating expenses in fiscal 1995 compared to fiscal 1994 also contributed to the decrease in earnings for the three and six month periods ended March 31, 1995. These decreases in earnings were partially offset by higher interruptible sales compared to last year as gas prices continued to be competitive with oil for interruptible customers who can use either fuel. Additionally, the Company recorded lower income tax expense as a result of lower income from operations and a lower effective tax rate for both periods compared to last year.


RESULTS OF OPERATIONS

COMPARISON OF THE SECOND QUARTER OF FISCAL 1995 WITH THE SECOND
QUARTER OF FISCAL 1994


REVENUES AND SALES

Operating revenues decreased $17.6 million in the second quarter of fiscal 1995 compared with the same period in the prior fiscal year. The components of the change in operating revenues are as follows:

                                 Changes in Operating Revenues

                                  (Millions of Dollars)
                                   Increase/(Decrease)
Firm and other
(excluding gas cost recoveries):
  Sales, transportation and other         $ (8.7)
                                            _____
Subtotal - Firm and other                   (8.7)
                                            _____
Interruptible sales and transportation
  (excluding gas cost recoveries):           2.0
                                            _____
Total - Excluding gas cost recoveries       (6.7)

Plus:  Gas cost recoveries                 (10.9)
                                           ______
Total change in operating revenues        $(17.6)
                                           ______
                                           ______

The corresponding changes in the Company's throughput were as follows:

                         Quarter Ended March 31,
                         1995      1994    Increase/(Decrease)
                            (Mcf - thousands)
Firm sales and
  transportation         12,875    14,726  (1,851)
Interruptible sales
  and transportation      3,020     1,510   1,510
                         ______    ______   ______
Total                    15,895    16,236    (341)
                         ______    ______   ______
                         ______    ______   ______


Firm and other revenues (excluding gas cost recoveries) decreased for the second quarter of fiscal 1995 compared to the same period in fiscal 1994 due to a 15 percent decrease in firm sales resulting from weather that was 18 percent warmer this year compared to last year.

Interruptible margin increased $2.0 million for the three months ended March 31, 1995 compared to the three months ended March 31, 1994 primarily due to lower gas costs making gas more economical for interruptible customers who can use alternative fuels.

Gas cost recoveries decreased due to lower firm sales in the second quarter of fiscal 1995 compared to the same period in fiscal 1994 and lower per-unit gas costs.

COST OF GAS

Cost of gas decreased $10.8 million for the three months ended
March 31, 1995 compared to the three months ended March 31, 1994 due to lower firm sales and per-unit gas costs offset by the undercollection of gas costs in fiscal 1994.

The components of cost of gas were as follows:

                                   Quarter Ended March 31,
                                    1995        1994
                                     (Millions of Dollars)

Actual gas purchases               $48.0       $60.2
Affect of purchased gas adjustment
  (PGA) clause                      15.2        13.8
                                   _____       _____
Total expense                      $63.2       $74.0
                                   _____       _____
                                   _____       _____


OTHER OPERATING EXPENSES

Total other operating expenses decreased $3.4 million in the second quarter of fiscal 1995 compared with the same period in the prior year as a result of the following items:

Operations and maintenance expenses increased $0.6 million in the second quarter of fiscal 1995 compared to the second quarter of fiscal 1994 due to higher outside services primarily related to the Company's transformation efforts.

Federal and state income taxes, including the portion contained in Other Income, decreased $3.6 million due to lower income from operations and a lower effective tax rate in the second quarter of fiscal 1995 compared to the same period in fiscal 1994.

Taxes other than income taxes decreased $1.0 million for the three months ended March 31, 1995 compared to the three months ended March 31, 1994 primarily due to lower Connecticut Gross Earnings taxes resulting from lower revenues in the current period compared to the same period a year earlier.

Organizational charges represent the present value of excess retirement benefits above and beyond the Company's normal employee benefit plans provided to the former chief executive officer who retired effective March 1, 1995.

The Company is currently undergoing a company-wide business transformation review, the objectives of which are to improve the efficiency of business processes, reduce costs and increase revenues. It is anticipated that the Company will incur additional organizational charges in fiscal 1995. The amount of any additional organizational charges has not been determined at this time.

Other income (excluding federal and state income taxes) increased
$0.6 million in the second quarter of fiscal 1995 compared to the second quarter of fiscal 1994 due to higher earnings associated with Housatonic's investment in Iroquois.

Interest charges increased $0.6 million for the three months ended March 31, 1995 compared to the same period ended March 31, 1994 due to higher levels of short-term debt and higher interest on the Company's PGA balance in the current period.

COMPARISON OF THE FIRST SIX MONTHS OF FISCAL 1995 WITH THE FIRST
SIX MONTHS OF FISCAL 1994

REVENUES AND SALES

Operating revenues decreased $27.1 million in the first six months of fiscal 1995 compared with the same period in the prior fiscal year. The components of the change in operating revenues are as follows:

                             Changes in Operating Revenues
                                 (Millions of Dollars)
                                  Increase/(Decrease)
Firm and other
  (excluding gas costs recoveries):
  Sales, transportation and other       $(14.5)
                                        _______
Subtotal - Firm and other                (14.5)
                                        _______
Interruptible sales and transportation
  (excluding gas cost recoveries):         2.9
                                        _______
Total - Excluding gas cost recoveries    (11.6)

Plus:  Gas cost recoveries               (15.5)
                                        _______
Total change in operating revenues      $(27.1)


                                        _______
                                        _______

The corresponding changes in the Company's throughput were as follows:


                           Six Months Ended March 31,
                         1995      1994    Increase/(Decrease)
                         (Mcf - thousands)
Firm sales and
  transportation         21,734    24,547  (2,813)
Interruptible sales
  and transportation      6,210     4,093   2,117
                         ______    _______ ______
Total                    27,944    28,640    (696)
                         _______   ______  ______


Firm and other revenues (excluding gas cost recoveries) decreased for the first six months of fiscal 1995 compared to the same period in fiscal 1994 due to a 14 percent decrease in firm sales resulting from weather that was 17 percent warmer this year compared to last year.

Interruptible margin increased $2.9 million for the six months ended March 31, 1995 compared to the six months ended March 31, 1994 primarily due to lower gas costs making gas more economical for interruptible customers who can use alternative fuels.

Gas cost recoveries decreased due to lower firm sales in the second quarter of fiscal 1995 compared to the same period in fiscal 1994 and lower per-unit gas costs.

COST OF GAS

Cost of gas decreased $15.4 million for the six months ended
March 31, 1995 compared to the six months ended March 31, 1994 due to lower firm sales and per-unit gas costs offset by the undercollection of gas costs in fiscal 1994.

The components of cost of gas were as follows:

                               Six Months Ended March 31,
                                    1995    1994
                                (Millions of Dollars)
Actual gas purchases               $ 88.9  $106.8
Affect of purchased gas
  adjustment (PGA) clause            18.0    15.5
                                    _____  ______
Total expense                      $106.9  $122.3
                                   ______  ______
                                   ______  ______


OTHER OPERATING EXPENSES

Total other operating expenses decreased $7.2 million in the first six months of fiscal 1995 compared with the same period in the prior year as a result of the following items:

Operations and maintenance expenses increased $0.5 million in the first six months of fiscal 1995 compared with the same period a year earlier due to higher payroll and benefits expenses as well as outside services primarily related to the Company's transformation efforts. These increases were offset by lower uncollectible accounts expense in the first six months of this fiscal year compared to the first six months of last fiscal year.

Depreciation expense decreased $0.3 million in the first six months of fiscal 1995 compared with the same period a year earlier due to a change in the estimated accrual rate for cost of removal.

Federal and state income taxes, including the portion contained in Other Income, decreased $6.8 million resulting from lower income from operations and a lower effective tax rate this year compared to last year.

Taxes other than income taxes decreased $1.3 million for the six months ended March 31, 1995 compared to the six months ended March 31, 1994 primarily due to lower Connecticut Gross Earnings taxes resulting from lower revenues in fiscal 1995 offset by higher municipal taxes.

Organizational charges represent the present value of excess retirement benefits above and beyond the Company's normal employee benefit plans provided to the former chief executive officer who retired effective March 1, 1995.

The Company is currently undergoing a company-wide business transformation review, the objectives of which are to improve the efficiency of business processes, reduce costs and increase revenues. It is anticipated that the Company will incur additional organizational charges in fiscal 1995. The amount of any additional organizational charges has not been determined at this time.

Other income (excluding federal and state income taxes) increased
$0.9 million in the first six months of fiscal 1995 due to higher earnings associated with Housatonic's investment in Iroquois.

Interest charges increased $1.0 million for the six months ended
March 31, 1995 compared to the same period ended March 31, 1994 due to higher levels of short-term debt in the current period.

LIQUIDITY AND CAPITAL RESOURCES

Cash and temporary cash investments at March 31, 1995 totaled $6.0 million. Principal sources of cash for the six months ended March 31, 1995 were net income, the overcollection of gas costs and the timing of the second quarter income tax payments. These funds were used primarily to reduce short-term debt, meet sinking fund requirements, dividend payments and capital expenditures. Additionally, cash flows decreased as a result of the large accounts receivable balance as of March 31, 1995, which is typical due to the highly seasonal nature of the Company's revenues. The Company expects that cash provided from accounts receivable will increase in the next six months as those balances are converted into cash.

Expenditures for utility plant and other investments totaled $9.4 million for the first six months of fiscal 1995, reflecting a $1.2 million increase from the same period in fiscal 1994. As discussed above, during the first six months of fiscal 1995, construction additions were supported by cash from operations.

The seasonal nature of gas revenues, inventory purchases and construction expenditures create a need for short-term borrowing to supplement internally generated funds. During the second quarter of fiscal 1995, Yankee Gas increased its revolving line of credit with a group of five banks to $60 million. Under the agreement, funds may be borrowed on a short-term revolving basis using either fixed or variable rate loans. Yankee Gas also increased its uncommitted credit lines to $27 million during this quarter. Yankee Gas increased its lines of credit at this time to meet sinking fund requirements and general operating expenses.

At March 31, 1995, Yankee Gas had no borrowings outstanding on its agreements. In addition, Yankee Energy had $11.6 million outstanding at March 31, 1995 on its $15 million committed line of credit.

The long-term credit needs of Yankee Gas are being met by a first mortgage bond indenture which provides for the issuance of bonds from time to time, subject to certain issuance tests. On April 1, 1995, the Company redeemed $18 million of Series A First Mortgage Bonds which matured on that date with a combination of surplus cash and short-term debt. This amount is classified as "long-term debt, current portion" in the accompanying balance sheets. The Company plans to issue approximately $20 million principal amount bonds with a ten-year maturity on or after July 1, 1995. The proceeds will be used to repay short-term debt that was incurred to redeem the $18 million Series A First Mortgage Bonds.

The Company has entered into fixed revenue-rate contracts with two customers for the delivery of natural gas. The Company has hedged these commitments with the purchase of natural gas swaps. In order to satisfy certain provisions of the arrangement, the Company has provided a letter of credit for $1.5 million. The Company's results of operations are unaffected by the hedge transaction given that it passes through the cost of the hedge to either the commodity trading firm or its customer depending on the difference in the fixed and floating prices for gas.

For the six months ended March 31, 1995, the Company issued 44,059 new shares of common stock under the Company's Shareholder Investment Plan which is described in a registration statement filed by the Company (No. 33-56323) and declared effective by the Securities and Exchange Commission on January 13, 1995.

PART II - OTHER INFORMATION


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       At the Annual Meeting of Yankee Energy Shareholders on February 24, 1995, the following directors were elected to three-year terms expiring at the 1998 Annual Meeting:
       Eileen S. Kraus, Philip T. Ashton and Branko Terzic. Directors continuing in office are Thomas H. O'Brien, Nicholas L. Trivisonno, Frederick M. Lowther, Leonard A. O'Connor and Emery G. Olcott. Shareholders also ratified the appointment of Arthur Andersen LLP as the Company's independent auditors.


Item 5. OTHER INFORMATION

       None.


Item 6. EXHIBITS AND REPORTS ON FORM 8-K

       a.  Exhibits

           Exhibit 27 - Financial Data Schedule

       b.  Reports on Form 8-K
           None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                YANKEE ENERGY SYSTEM, INC.
                                __________________________
                                      (Registrant)





Date:  May 12, 1995             /s/ Michael E. Bielonko
                                ___________________________
                                Michael E. Bielonko
                                Vice President and
                                Chief Financial Officer



Date:  May 12, 1995             /s/ Nicholas A. Rinaldi
                                ___________________________
                                Nicholas A. Rinaldi
                                Controller