Form 10-K/A
period 1994-09-30
YANKEE ENERGY SYSTEM INC
filed 1995-05-18
CIK 849210

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

     Cover page
     Exhibit 13

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




Date:     May 16, 1995

     The Company's cover page to its Form 10-K filed on December 19, 1994 inadvertently listed the Company's securities registered pursuant to Section 12(g) of the Act. The Company's securities are registered pursuant to Section 12(b) of the Act. The Company files herewith an amended cover page.

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
- -----------------------------------------------------------------
    Address of principal executive offices)      (Zip Code)


Registrant's telephone number, including area code (203) 639-4000
                                                 ---------------
Securities registered pursuant to Section 12(b) of the Act:

                                  Name of each exchange
Title of each class               on which registered
- -------------------               ---------------------

Common Stock, Par Value
$5 Per Share, and Common
Share Purchase Rights              New York Stock Exchange
- -----------------------------------------------------------------


Securities registered pursuant to Section 12(g) of the Act:

                              None
- -----------------------------------------------------------------
                        (Title of class)


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

Exhibit 13


     The Company inadvertently omitted the inside back cover page of Exhibit 13 to its Form 10-K filed on December 19, 1994. The
Company files herewith an amended Exhibit 13.