Form 10-Q
period 1995-06-30
YANKEE ENERGY SYSTEM INC
filed 1995-08-11
CIK 849210

                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549
                              ______________
                                 FORM 10-Q
                               ____________

(MARK ONE)
          /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
               OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995 OR

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

                    Yes __X__       No ____

                   APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

NUMBER OF SHARES OF COMMON STOCK ($5.00 PAR VALUE)
OUTSTANDING AT JULY 31, 1995                        10,369,264

YANKEE ENERGY SYSTEM, INC. AND SUBSIDIARIES

TABLE OF CONTENTS




PART I.   FINANCIAL INFORMATION

          Item 1.   Financial Statements

               Consolidated Balance Sheets:
               June 30, 1995 and September 30, 1994

               Consolidated Statements of Income:
               Three and Nine Months Ended June 30, 1995
               and 1994

               Consolidated Statements of Cash Flows:
               Nine Months Ended June 30, 1995
               and 1994

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

          Item 2.   Management's Discussion and Analysis
                    of Financial Condition and Results
                    of Operations



PART II.  OTHER INFORMATION


          Item 5.   Other Information

          Item 6.   Exhibits and Reports on Form 8-K

          Signatures

                       PART 1. FINANCIAL INFORMATION
                YANKEE ENERGY SYSTEM, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS

                                      June 30,  September 30,
                                        1995         1994
                                      ________  _________
                                     (Unaudited)
                                      (Thousands of Dollars)

ASSETS
Utility Plant, at original cost      $482,412   $468,202
  Less:  Accumulated provision for
         depreciation                 172,774    164,327
                                     ________   ________
                                      309,638    303,875
Construction work in progress           9,039     11,188
                                     ________   ________

   Total Net Utility Plant            318,677    315,063
                                     ________   ________

Other Property and Investments         31,366     28,609
                                     ________   ________
Current Assets:
  Cash and temporary cash
    investments                        10,761        602
  Accounts receivable, net             26,584     21,412
  Fuel supplies                         7,583     10,936
  Other materials and supplies          1,783      1,550
  Recoverable gas costs                    86        429
  Accrued utility revenues              3,787      5,751
  Prepaid taxes                          ---       3,352
  Other                                 1,957      3,933
                                      _______    _______
   Total Current Assets                52,541     47,965
                                      _______    _______

  Deferred Gas Costs                     ---       4,338
  Recoverable Pipeline
    Transition Costs                     ---       3,432
  Recoverable Environmental
    Cleanup Costs                      38,084     36,467
  Recoverable Income Taxes             27,001     32,198
  Recoverable Postretirement
    Benefits Costs                      2,147      1,419
  Other Deferred Debits                10,218     12,027
                                      _______    _______

   Total Assets                      $480,034   $481,518
                                      _______   ________
                                      _______   ________

The accompanying notes are an integral part of these financial statements.


                YANKEE ENERGY SYSTEM, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS

                                     June 30,   September 30,
                                        1995        1994
                                     _________  ____________
                                     (Unaudited)
                                      (Thousands of Dollars)
CAPITALIZATION AND LIABILITIES

Capitalization:
  Common shares - $5.00 par value.
  Authorized 20,000,000 shares; 10,364,779
  shares outstanding at June 30, 1995
  and 10,287,683 outstanding at
  September 30, 1994                 $ 51,824   $ 51,438
  Capital surplus, paid in             86,331     85,150
  Retained earnings                    25,080     15,159
  Employee stock ownership
    plan guarantee                     (1,800)    (2,200)
                                      ________   ________
  Total Common Shareholders' Equity   161,435    149,547
  Long-term debt, net of
    current portion                   144,416    126,966
                                      _______    _______
     Total Capitalization             305,851    276,513
                                      _______    _______
Current Liabilities:
  Notes payable to banks               10,900     24,600
  Long-term debt, current portion       5,917     26,667
  Accounts payable                     15,200     17,805
  Accrued interest                      3,858      4,124
  Accrued taxes                         8,120       ---
  Refundable gas costs                    559        106
  Pipeline transition costs payable     1,398        573
  Other                                 4,094      4,483
                                      _______    _______
     Total Current Liabilities         50,046     78,358
                                      _______    _______
Accumulated Deferred Income Taxes      38,014     41,439
Unfunded Deferred Income Taxes         26,966     32,150
Accumulated Deferred Investment
  Tax Credits                           9,552      9,835
Reserve for Environmental
  Cleanup Costs                        35,000     35,000
Unfunded Postretirement
  Benefits Costs                        2,147      1,419
Deferred Gas Costs                      6,417       ---
Other Deferred Credits                  6,041      6,804
                                       ______    _______
Commitments and Contingencies (Note 3)

     Total Capitalization and
        Liabilities                  $480,034   $481,518
                                     ________   ________
                                     ________   ________

The accompanying notes are an integral part of these financial statements.


                YANKEE ENERGY SYSTEM, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                     Three Months Ended
                                          June 30,
                                       1995       1994
                                     _______    ______
                                     (Thousands of Dollars,
                                      except share information)

Operating Revenues                   $ 55,101   $ 53,612
Less:  Cost of Gas                     28,341     27,384
                                      _______    _______
  Revenues, net of cost of gas         26,760     26,228
                                      _______    _______
Other Operating Expenses:
  Operations                           13,170     13,534
  Maintenance                           1,505      1,908
  Depreciation                          4,200      4,562
  Federal and state income taxes         (568)    (1,088)
  Taxes other than income taxes         4,858      4,955
  Organizational charges                  414       ---
                                      _______    _______
     Total Other Operating Expenses    23,579     23,871
                                      _______    _______

Operating Income                        3,181      2,357

Other Income, net                         994        995
                                      _______    _______
Income Before Interest Charges          4,175      3,352

Interest Charges, net                   3,920      3,641
                                      _______    _______
Income (Loss) Before
  Preferred Dividends                     255       (289)

Preferred Dividends                      ---         274
                                      _______    _______

Net Income (Loss)                    $    255   $   (563)
                                      _______    _______
                                      _______    _______

Total Earnings (Loss)
  per Common Share                   $   0.02   $  (0.05)
                                      _______    _______
                                      _______    _______
Common Shares
  Outstanding (Average)              10,348,791 10,287,683
                                     __________ __________
                                     __________ __________

The accompanying notes are an integral part of these financial statements.

                YANKEE ENERGY SYSTEM, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                       Nine Months Ended
                                          June 30,
                                       1995       1994
                                       ____       ____
                                        (Thousands of Dollars,
                                      except share information)

Operating Revenues                   $254,141   $279,767
Less:  Cost of Gas                    135,284    149,690
                                      _______    _______
  Revenues, net of cost of gas        118,857    130,077
                                      _______    _______
Other Operating Expenses:
  Operations                           40,630     40,272
  Maintenance                           4,783      5,550
  Depreciation                         12,621     13,257
  Federal and state income taxes       13,917     20,087
  Taxes other than income taxes        17,735     19,134
  Organizational charges                1,163       ---
                                      _______    _______
    Total Other Operating Expenses     90,849     98,300
                                      _______    _______

Operating Income                       28,008     31,777

Other Income, net                       3,136      2,188
                                      _______    _______
Income Before Interest Charges         31,144     33,965

Interest Charges, net                  11,680     10,424
                                      _______    _______
Income Before Preferred Dividends      19,464     23,541

Preferred Dividends                      ---         823
                                      _______    _______
Net Income                           $ 19,464   $ 22,718
                                      _______    _______
                                      _______    _______

Total Earnings per Common Share      $   1.89   $   2.21
                                      _______    _______
                                      _______    _______
Common Shares
  Outstanding (Average)             10,316,469 10,287,683
                                    __________ __________
                                    __________ __________

The accompanying notes are an integral part of these financial statements.


                         YANKEE ENERGY SYSTEM, INC.
                             AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                     Nine Months Ended
                                        June 30,
                                     __________________
                                     1995       1994
                                     ____       ____
                                     (Thousands of Dollars)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Income before preferred dividends  $19,464    $23,541
  Adjusted for the following:
    Depreciation                      12,621     13,257
    Equity earnings from investments  (3,637)    (2,532)
    Deferred income taxes, net        (3,656)    (1,257)
    Deferred gas costs activity and
      other non-cash items            14,279      9,089
  Changes in working capital:
    Accounts receivable and accrued
      utility revenues                (3,211)   (15,357)
    Accounts payable                  (2,605)    (1,713)
    Accrued taxes                     11,472     14,551
    Other working capital
      (excludes cash)                  5,106      9,758
                                     _______    _______
Net cash provided by
  operating activities                49,833     49,337
                                     _______    _______
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock               386        ---
  Premium on common stock              1,254        ---
  Issuance of long-term debt          20,000        ---
  Retirement of long-term debt       (23,300)    (5,300)
  Financing expenses                    (261)       ---
  Increase (decrease) in
      short-term debt                (13,700)     6,900
  Cash dividends-preferred stock        ---        (823)
  Cash dividends-common stock         (9,540)    (9,104)
                                     ________   ________
Net cash used for financing
   activities                        (25,161)    (8,327)

                                     ________   ________
INVESTMENT IN PLANT AND OTHER:
  Utility Plant, net of allowance for other
   funds used during construction    (15,248)   (14,042)
  Investment in non-utility plant       ---      (1,000)
  Iroquois distribution                  735      1,101
                                     _______    ________
Net cash used for plant and other
   investments                       (14,513)   (13,941)
                                     ________    _______

Net Increase in Cash and Temporary
   Cash Investments for the Period    10,159     27,069
Cash and Temporary Cash Investments,
   beginning of period                   602      6,509
                                     ________   ________
Cash and Temporary Cash Investments
   end of period                     $10,761    $33,578
                                     ________   _______
                                     ________   _______
Supplemental Cash Flow Information:
  Cash paid during the period for:
  Interest, net of amounts
   capitalized                       $10,793    $10,605
  Income taxes                       $ 7,800    $ 8,017


The accompanying notes are an integral part of these financial statements.

YANKEE ENERGY SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1)  GENERAL

The accompanying unaudited consolidated financial statements should be read in conjunction with the Annual Report of Yankee Energy System, Inc. (Yankee Energy or the Company) on Form 10-K for the fiscal year ended September 30, 1994 (1994 Form 10-K), including the audited financial statements (and notes thereto) incorporated by reference therein and the Company's quarterly reports on Form 10-Q for the quarters ended December 31, 1994 and March 31, 1995. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of the Company as of June 30, 1995, and its results of operations for the three and nine months ended June 30, 1995 and 1994 and cash flows for the nine months ended June 30, 1995 and 1994. The results of operations for the three and nine months ended June 30, 1995 and 1994 are not necessarily indicative of the results expected for a full year, due mainly to the highly seasonal nature of the gas business.


2)  ACCOUNTING FOR THE EFFECTS OF REGULATION

Yankee Gas Services Company (Yankee Gas) is subject to regulation by the Connecticut Department of Public Utility Control (DPUC). The Company prepares its financial statements in accordance with generally accepted accounting principles which includes the provisions of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (FAS No. 71). FAS No. 71 requires a cost-based, rate-regulated enterprise such as Yankee Gas to reflect the impact of regulatory decisions in its financial statements. The DPUC, through the rate regulation process, can create regulatory assets that result when costs are allowed for ratemaking purposes in a period other than the period in which the costs would be charged to expense by an unregulated enterprise.

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


3)  COMMITMENTS AND CONTINGENCIES

TRANSITION COSTS - ORDER NO. 636: The three major pipeline systems serving Yankee Gas (Iroquois Gas Transmission System, Tennessee Gas Pipeline Company and Algonquin Gas Transmission Company and its affiliate, Texas Eastern Transmission Company), have all restructured their services pursuant to Federal Energy Regulatory Commission (FERC) Order No. 636. Iroquois was designed and constructed as a transportation-only pipeline, and as such, its restructuring has very minimal impact. Through June 30, 1995, Yankee Gas has paid and recovered, in accordance with the July 8, 1994 DPUC decision, substantially all transition costs billed to date. The Company expects its ultimate liability for transition costs to be approximately $15 million, depending upon the results of filings by the pipeline systems.

GAS SUPPLY HEDGING ACTIVITIES: The Company has gas service agreements with two customers to supply gas at fixed prices. Because the Company purchases gas on a variable price basis, it has found it necessary to hedge gas prices with derivatives to respond to customers' needs for long term fixed pricing. Both agreements are similar in structure in that the Company executed a commodity swap contract with a commodity trading firm. Under a master commodity swap agreement, the price of a specified quantity of gas is fixed over the term of the gas service agreement with the customer. In both cases, the Company is acting as an agent using its credit to provide fixed pricing to its customers using a commodity swap. The Company's results of operations are unaffected by the hedge transaction given that it passes through the cost of the hedge to either the commodity trading firm or its customer depending on the difference in the fixed and floating prices for gas. Also, the customers are accountable for all costs incurred by the Company to execute and maintain the commodity swap contract.

Of the two gas service hedging agreements currently in force, only one is material relative to the significance of gas volumes being hedged. This agreement has a ten year term and requires the Company to supply approximately one BCF of gas per year, with relatively low margin, at a fixed price beginning August 1, 1995.

The price is allowed to escalate by a predetermined rate every year after the first year. The commodity swap contract for this hedging agreement was executed August 17, 1994. The Company is responsible for margin calls collateralizing the commodity swap contract from August 17, 1994 through the term of the gas service agreement. Currently, the Company has a letter of credit in the amount of $3.0 million issued to the commodity trading firm collateralizing the commodity contract.

There have been no other material developments in this area. For a detailed description of the items that comprise commitments and contingencies of the Company, see the 1994 Form 10-K.


4)  RATE MATTERS AND REGULATION

On August 2, 1995, the Connecticut Department of Public Utility Control (DPUC) issued a Final Decision in Docket No. 94-11-12, DPUC Review of Connecticut Local Distribution Companies' Cost of Service Study Methodologies. The docket was intended to investigate the issues surrounding the development of firm transportation (FT) rates at the state level in response to FERC Order No. 636. The Decision provides guidelines for the development of FT rates to be offered by the State's three Local Distribution Companies (LDCs). Each LDC is required to file specific FT rate proposals in separate company rate dockets. An FT rate option will be implemented for the largest commercial and industrial customers upon the conclusion of the company rate dockets, and will be available to all commercial and industrial customers no later than April 1, 1996.

Yankee Gas will be filing its FT rate proposal in the fourth quarter of fiscal 1995 in order to comply with the decision.
This filing will not address Yankee Gas' revenue requirements and will maintain the existing margin recovery and rates of return established in the last rate case decision issued for Yankee Gas in 1992.


5)  ORGANIZATIONAL CHARGES

Organizational charges represent (i) the present value of excess retirement benefits (above and beyond the Company's standard employee benefit plans) provided to the Company's former chief executive officer who retired effective March 1, 1995 and (ii) outside services related to the Company's transformation efforts described below.

The Company is currently undergoing a company-wide business transformation review, the objectives of which are to improve the efficiency of business processes, reduce costs and increase revenues. It is anticipated that the Company will incur additional organizational charges in fiscal 1995. The amount of any such additional organizational charges has not been determined at this time.


6)  ACQUISITION

On August 8, 1995, the Company acquired BVA Cogen, Inc. (BVA) of Plymouth, Massachusetts. BVA is a developer of custom-designed cogeneration systems and the United States distributor for the Deutz MWM Gas-Driven Engine/Generator sets used for on-site electrical generation. BVA also provides energy-related services such as feasibility studies, design engineering, turnkey installations and ongoing service contracts. Initially, BVA is expected to provide a minimal earnings contribution to the Company. Future earnings are not expected to have a material effect on the Company's results of operations.


7)  CAPITALIZATION

On June 30, 1995, Yankee Gas issued $20 million principal amount of Series D First Mortgage Bonds through a private placement.
The bonds were sold by the initial purchaser to "qualified institutional buyers" as defined in and pursuant to Rule 144A under the Securities Act of 1933. The bonds will mature June 1, 2005 and interest is payable at an annual rate of 6.75 percent. Net proceeds from the sale of the bonds were used to repay short-term indebtedness incurred to redeem Yankee Gas Series A Tranche B bonds, which matured April 1, 1995, and to repay short-term indebtedness incurred for capital expenditures.

On April 4, 1995, the Company filed a Form S-8 Registration Statement under the Securities Act of 1933, as amended, relating to shares of the Company's Common Stock, par value $5.00 per share, issued or reserved for issuance pursuant to awards granted under the 1991 Yankee Energy Long-Term Incentive Compensation Plan. The Registration Statement became effective upon filing.


8)  TEMPORARY CASH INVESTMENTS

The Company's temporary cash investments consist of highly liquid investments with insignificant interest rate risk and original maturities of three months or less at date of acquisition.


9)  RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform with current year classifications.


10) OTHER

The Company issued 33,037 new shares of common stock during the three months ended June 30, 1995 under its Shareholder Investment
Plan.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Management of
Yankee Energy System, Inc.:


We have reviewed the accompanying consolidated balance sheet of Yankee Energy System, Inc. (a Connecticut corporation) and subsidiaries (the Company) as of June 30, 1995, and the related consolidated statements of income for the three and nine month periods then ended and cash flows for the six month period then ended. These financial statements are the responsibility of the Company's management.

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






                                      Arthur Andersen LLP
Hartford, Connecticut
July 26, 1995

YANKEE ENERGY SYSTEM, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and
Results of Operations


This section contains management's assessment of the financial condition of Yankee Energy System, Inc. (the Company or Yankee Energy) and the principal factors which had an impact on the results of operations in the periods presented. This discussion should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended September 30, 1994, including the audited consolidated financial statements (and notes thereto) incorporated by reference therein, and the Company's quarterly reports on Form 10-Q for the quarters ended December 31, 1994 and March 31, 1995.


FINANCIAL CONDITION
OVERVIEW

Consolidated earnings per share were $0.02 for the three months ended June 30, 1995 based on 10,348,791 average common shares, compared to a loss of $0.05 per share for the same period a year earlier. For the nine months ended June 30, 1995, earnings were $1.89 per share based on 10,316,469 average common shares compared to $2.21 per share for the nine months ended June 30, 1994. The Company issued 33,037 new shares of common stock during the three months ended June 30, 1995 under its Shareholder Investment Plan. All prior periods per share amounts are based on 10,287,683 average common shares outstanding.

The increase in earnings for the three month period ended June 30, 1995 was primarily due to an increase in firm sales resulting from colder weather in April 1995 compared to April 1994. Strong interruptible sales and transportation contributed to the earnings increase as gas prices continued to be competitive with oil for interruptible customers who can use either fuel.

Gas prices have been competitive with oil throughout the year and resulted in higher interruptible sales and transportation compared to last year for the three and nine month periods as well. The higher interruptible sales and transportation have partially offset the decreases in earnings resulting from weather that was 15 percent and 14 percent warmer for the three and nine month periods ended June 30, 1995, respectively, compared to the same periods a year earlier. This warmer weather, one of the warmest winters on record, caused firm sales to decrease 11 percent and 10 percent for the three and nine month periods ended June 30, 1995, respectively, compared to the same periods a year earlier. Additionaly, lower income tax expense as a result of lower income from operations and a lower effective tax rate for the three and nine month periods compared to last year offset the earnings decline.


RESULTS OF OPERATIONS

COMPARISON OF THE THIRD QUARTER OF FISCAL 1995 WITH THE THIRD
QUARTER OF FISCAL 1994


REVENUES AND SALES

Operating revenues increased $1.5 million in the third quarter of fiscal 1995 compared with the same period in the prior fiscal year. The components of the change in operating revenues are as follows:

                                 Changes in Operating Revenues

                                  (Millions of Dollars)
                                   Increase/(Decrease)
Firm and other
(excluding gas cost recoveries):
  Sales, transportation and other         $  1.3
                                            _____
Subtotal - Firm and other                    1.3
                                            _____
Interruptible (excluding gas cost recoveries):
   Sales and transportation                  0.8
   Margin sharing                           (0.3)

Subtotal - Interruptible                     0.5
                                             ____
Total - Excluding gas cost recoveries        1.8

Plus:  Gas cost recoveries                  (0.3)
                                           ______
Total change in operating revenues        $  1.5
                                           ______
                                           ______

The corresponding changes in the Company's throughput were as follows:

                         Quarter Ended June 30,
                         1995      1994    Increase
                            (Mcf - thousands)
Firm sales and
  transportation          5,798     5,527     271
Interruptible sales
  and transportation      3,450     2,263   1,187
                         ______    ______   ______
Total                     9,248     7,790   1,458
                         ______    ______   ______
                         ______    ______   ______


Firm and other revenues (excluding gas cost recoveries) increased for the third quarter of fiscal 1995 compared to the same period in fiscal 1994 due to an increase in firm sales resulting from colder weather in April 1995 compared to April 1994.

Interruptible margin increased $0.5 million for the three months ended June 30, 1995 compared to the three months ended June 30, 1994 primarily due to competitive gas prices for interruptible customers who can use alternative fuels.

Gas cost recoveries decreased due to lower per-unit gas prices in the third quarter of fiscal 1995 compared to the same period in fiscal 1994.

COST OF GAS

Cost of gas increased $1.0 million for the three months ended June 30, 1995 compared to the three months ended June 30, 1994 due to the recovery of transition costs through interruptible margins earned in excess of target amounts as allowed in the July 8, 1994 DPUC decision. This increase was offset by lower gas prices in the third quarter of fiscal 1995 compared to the same period a year earlier.

The components of cost of gas were as follows:

                                   Quarter Ended June 30,
                                    1995        1994
                                     (Millions of Dollars)

Actual gas purchases               $34.3       $34.0
Affect of purchased gas adjustment
  (PGA) clause                      (6.0)       (6.7)
                                   _____       _____
Total expense                      $28.3       $27.3
                                   _____       _____
                                   _____       _____


OTHER OPERATING EXPENSES

Total other operating expenses decreased $0.3 million in the third quarter of fiscal 1995 compared with the same period in the prior year as a result of the following items:

Operations and maintenance expenses decreased $0.8 million in the third quarter of fiscal 1995 compared to the third quarter of fiscal 1994 due to lower uncollectible accounts expense as a result of lower accounts receivable and lower maintenance of mains.

Depreciation expense decreased $0.4 million in the three months ended June 30, 1995 compared to the same period a year earlier due to a change in the estimated accrual rate for cost of removal.

Federal and state income taxes, including the portion contained in Other Income, increased $0.6 million due to higher income from operations in the third quarter of fiscal 1995 compared to the same period in fiscal 1994.

Organizational charges for the quarter ended June 30, 1995 represent outside services related to the Company's transformation efforts.

The Company is currently undergoing a company-wide business transformation review, the objectives of which are to improve the efficiency of business processes, reduce costs and increase revenues. It is anticipated that the Company will incur additional organizational charges in fiscal 1995. The amount of any additional organizational charges has not been determined at this time.

Interest charges increased $0.3 million for the three months ended June 30, 1995 compared to the same period ended June 30, 1994 due to higher interest on the Company's PGA balance in the current period.

COMPARISON OF THE FIRST NINE MONTHS OF FISCAL 1995 WITH THE FIRST
NINE MONTHS OF FISCAL 1994

REVENUES AND SALES

Operating revenues decreased $25.6 million in the first nine months of fiscal 1995 compared with the same period in the prior fiscal year. The components of the change in operating revenues are as follows:

                      Changes in Operating Revenues
                         (Millions of Dollars)
                            Increase/(Decrease)
Firm and other
  (excluding gas costs recoveries):
  Sales, transportation and other  $(13.1)
                                   _______
Subtotal - Firm and other           (13.1)
                                   _______
Interruptible (excluding gas cost recoveries):
  Sales and transportation            3.6
  Margin sharing                     (0.3)
                                    ______
Subtotal - Interruptible              3.3
                                    ______

Total - Excluding gas cost
        recoveries                   (9.8)

Plus:  Gas cost recoveries          (15.8)
                                   _______
Total change in operating revenues $(25.6)
                                   _______
                                           _______

The corresponding changes in the Company's throughput were as follows:


                           Nine Months Ended June 30,
                         1995      1994    Increase/(Decrease)
                         (Mcf - thousands)
Firm sales and
  transportation         27,533    30,074  (2,541)
Interruptible sales
  and transportation      9,659     6,356   3,303
                         ______    _______ ______
Total                    37,192    36,430     763
                         _______   ______  ______


Firm and other revenues (excluding gas cost recoveries) decreased for the first nineths of fiscal 1995 compared to the same period in fiscal 1994 due to an 11 percent decrease in firm sales resulting from weather that was 15 percent warmer this year compared to last year.

Interruptible margin increased $3.3 million for the nine months ended June 30, 1995 compared to the nine months ended June 30, 1994 primarily due to lower gas prices making gas more economical for interruptible customers who can use alternative fuels.

Gas cost recoveries decreased due to lower firm sales and lower per-unit gas costs in fiscal year 1995 compared to fiscal year
1994.

COST OF GAS

Cost of gas decreased $14.4 million for the nine months ended June 30, 1995 compared to the nine months ended June 30, 1994 due to lower firm sales and per-unit gas costs offset by the recovery of transition costs through interruptible margins earned in excess of target amounts as allowed in the July 8, 1994 DPUC decision on the implementation of FERC Order No. 636.

The components of cost of gas were as follows:

                                   Nine Months Ended June 30,
                                   1995    1994
                                   (Millions of Dollars)
Actual gas purchases               $123.2  $140.9
Affect of purchased gas
  adjustment (PGA) clause            12.1     8.8
                                    _____  ______
Total expense                      $135.3  $149.7
                                   ______  ______
                                   ______  ______


OTHER OPERATING EXPENSES

Total other operating expenses decreased $7.5million in the first nine months of fiscal 1995 compared with the same period in the prior year as a result of the following items:

Operations and maintenance expenses decreased $0.4 million in the first nine months of fiscal 1995 compared with the same period a year earlier due to lower uncollectible accounts expense and lower marketing incentives through the first nine months of fiscal year 1995 compared to the same period a year earlier. These decreases were offset by higher payroll and benefits expenses.

Depreciation expense decreased $0.6 million in the first nine months of fiscal 1995 compared with the same period a year earlier due to a change in the estimated accrual rate for cost of removal.

Federal and state income taxes, including the portion contained in Other Income, decreased $6.2 million resulting from lower income from operations and a lower effective tax rate this year compared to last year.

Taxes other than income taxes decreased $1.4 million for the nine months ended June 30, 1995 compared to the nine months ended June 30, 1994 primarily due to lower Connecticut Gross Earnings taxes resulting from lower revenues in fiscal 1995 offset by higher municipal taxes.

Organizational charges represent (i) the present value of excess retirement benefits (above and beyond the Company's standard employee benefit plans) provided to the Company's former chief executive officer who retired effective March 1, 1995 and (ii) outside services related to the Company's transformation efforts described below.

The Company is currently undergoing a company-wide business transformation review, the objectives of which are to improve the efficiency of business processes, reduce costs and increase revenues. It is anticipated that the Company will incur additional organizational charges in fiscal 1995. The amount of any such additional organizational charges has not been determined at this time.

Other income (excluding federal and state income taxes) increased $0.9 million in the first nine months of fiscal 1995 due to higher earnings associated with Housatonic's investment in Iroquois offset by lower interest income earned from temporary cash investments through the first nine months of fiscal year 1995 compared to the same period a year earlier.

Interest charges increased $1.3 million for the nine months ended
June 30, 1995 compared to the same period ended June 30, 1994 due to higher levels of short-term debt and higher interest on the Company's PGA balance in the current period.

LIQUIDITY AND CAPITAL RESOURCES

Cash and temporary cash investments at June 30, 1995 totaled $0.8 million. Principal sources of cash for the nine months ended June 30, 1995 were net income, the overcollection of gas costs and the timing of the third quarter income tax payments. These funds were used primarily to reduce short-term debt, bridge long-term financing, meet sinking fund requirements, dividend payments and capital expenditures.

Expenditures for utility plant and other investments totaled
$15.2 million for the first nine months of fiscal 1995, reflecting a $1.2 million increase from the same period in fiscal
1994.  As discussed above, during the first nine months of fiscal
1995, construction additions were supported by cash from operations.

The seasonal nature of gas revenues, inventory purchases and construction expenditures create a need for short-term borrowing to supplement internally generated funds. As of June 30, 1995, Yankee Gas had a revolving line of credit with a group of five banks of $60 million. Under the agreement, funds may be borrowed on a short-term revolving basis using either fixed or variable rate loans. Yankee Gas also had uncommitted credit lines of $27 million as of June 30, 1995. At June 30, 1995, Yankee Gas had no borrowings outstanding on its agreements. In addition, Yankee Energy had $10.9 million outstanding at March 31, 1995 on its $15 million committed line of credit.

The long-term credit needs of Yankee Gas are being met by a first mortgage bond indenture which provides for the issuance of bonds from time to time, subject to certain issuance tests. On June 30, 1995, the Company's utility subsidiary, Yankee Gas Services Company (Yankee Gas), issued $20 million principal amount of Series D First Mortgage Bonds through a private placement. The bonds were sold by the initial purchaser to "qualified institutional buyers" as defined in and pursuant to Rule 144A under the Securities Act of 1933. The bonds will mature June 1, 2005 and interest is payable at an annual rate of 6.75 percent. Net proceeds from the sale of the bonds were used to repay short-term indebtedness incurred to redeem Yankee Gas Series A Tranche B bonds, which matured April 1, 1995, and to repay short-term indebtedness incurred for capital expenditures.

The Company has entered into fixed revenue-rate contracts with two customers for the delivery of natural gas. The Company has hedged these commitments with the purchase of natural gas swaps. In order to satisfy certain provisions of the arrangement, the Company has provided a letter of credit for $3.0 million. The Company's results of operations are unaffected by the hedge transaction given that it passes through the cost of the hedge to either the commodity trading firm or its customer depending on the difference in the fixed and floating prices for gas.

For the nine months ended March 31, 1995, the Company issued 77,096 new shares of common stock under the Company's Shareholder Investment Plan which is described in a registration statement filed by the Company (No. 33-56323) and declared effective by the Securities and Exchange Commission on January 13, 1995.

PART II - OTHER INFORMATION


Item 5.   OTHER INFORMATION

       VOLUNTARY EARLY RETIREMENT PROGRAM

       On July 5, 1995, Yankee Gas offered a voluntary early retirement program to its non-bargaining unit employees who are at least 55 years old and have ten years of service with the Company. A total of 37 employees are eligible and they have until August 25, 1995 to accept or reject the program. The retirement date for those who accept or reject the program will be October 1, 1995.

       RESIGNATION

       Philip T. Ashton, retired CEO of the Company, resigned as chairman and member of Yankee Energy's Board of Directors effective August 1, 1995 to campaign for a local political office.


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


                                YANKEE ENERGY SYSTEM, INC.
                                __________________________
                                      (Registrant)





Date:  August 11, 1995          /s/ Michael E. Bielonko
                                ___________________________
                                Michael E. Bielonko
                                Vice President and
                                Chief Financial Officer



Date:  August 11, 1995          /s/ Nicholas A. Rinaldi
                                ___________________________
                                Nicholas A. Rinaldi
                                Controller