Form 10-K
period 1995-09-30
YANKEE ENERGY SYSTEM INC
filed 1995-12-20
CIK 849210

              SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

                        FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURI-
TIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 1995
                         ------------------------

                             OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to
                              --------------  ---------------


Commission File Number  0-10721
                        -------

                   Yankee Energy System, Inc.
-----------------------------------------------------------------
    (Exact name of registrant as specified in its charter)


    Connecticut                                  06-1236430
-----------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer
incorporation or organization                Identification No.)


    599 Research Parkway, Meriden, CT            06450-1030
-----------------------------------------------------------------
    Address of principal executive offices)      (Zip Code)


Registrant's telephone number, including area code (203) 639-4000
                                                  ---------------
Securities registered pursuant to Section 12(b) of the Act:

                                  Name of each exchange
Title of each class               on which registered
-------------------               ---------------------

Common Stock, Par Value
$5 Per Share, and Common
Share Purchase Rights             New York Stock Exchange
-----------------------------------------------------------------




Securities registered pursuant to Section 12(g) of the Act:

                             None
-----------------------------------------------------------------
                        (Title of class)


    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes X    No
                                       ----    ----

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. [   ]

    The aggregate market value of the voting stock held by non-affiliates of the registrant at December 15, 1995 was $256,177,374.75 based on the closing price of $24.75 per share.
On December 15, 1995, the Company had 10,403,686 shares of common stock outstanding.

Documents Incorporated by Reference    Part of Form 10-K
-----------------------------------    -----------------

Annual Report to Shareholders          Part II
for the Fiscal Year Ended
September 30, 1995

Proxy Statement For Its Annual         Part III
Meeting to be Held on
February 23, 1996

                             PART I
                             ------

ITEM 1.  BUSINESS
------------------

The Company
-----------

    Yankee Energy System, Inc. ("Yankee Energy" or the
"Company") is a public utility holding company incorporated in Connecticut in 1989. The Company is primarily engaged in the retail distribution of natural gas through its wholly-owned subsidiary, Yankee Gas Services Company ("Yankee Gas"), a Connecticut public service company. Yankee Gas serves approximately 178,000 residential, commercial and industrial customers in 67 cities and towns in Connecticut. The Company is exempt from registration under the Public Utility Holding Company Act of 1935.

    The Company has five additional wholly-owned subsidiaries which support the Company's core natural gas distribution business or allow the Company to expand its business of providing total energy services. Housatonic Corporation ("Housatonic") holds a 10.5% equity interest in the Iroquois Gas Transmission System, L.P. ("Iroquois"), a limited partnership that owns and operates a natural gas pipeline that transports gas from Canada to markets in the northeastern United States. NorConn Properties, Inc. ("NorConn") owns the Company's corporate office building and another service building and leases both facilities to Yankee Gas. Yankee Energy Financial Services Company ("Yankee Financial") promotes the sale of natural gas by providing customers with equipment financing for natural gas installations.

Yankee Energy Services Company ("YESCo") invests in on-site, gas-fired electric generation facilities and offers a full range of energy related services, including total energy management programs, the development of on-site generation and cogeneration systems, technical and operating support for power plants and boilerhouses and equipment financing. YESCo also has a wholly-owned subsidiary, BVA Cogen, Inc. ("BVA"), a Delaware corporation located in Massachusetts which develops customer-designed cogeneration systems and distributes in the United States the Deutz MWM Gas-Driven Engine/Generator sets used for on-site electric generation. BVA also provides energy-related services such as feasibility studies, design engineering, turnkey installations and ongoing service contracts. R. M. Services, Inc. ("RMS") was formed to provide credit and collections management services to businesses and municipalities.

    The Company may consider or explore opportunities to acquire or invest in other gas distribution companies or other energy-related businesses. The Company's overall investment in unregulated businesses is limited to 20% of the Company's total consolidated assets, pursuant to a cap imposed by the Connecticut Department of Public Utility Control ("DPUC") at the time of the Company's formation.

Gas Markets and Competition
---------------------------

    General. Yankee Gas operates the largest natural gas distribution system in Connecticut as measured by number of customers and size of service territory. Total throughput (sales and transportation) for fiscal 1995 was 44.8 billion cubic feet ("Bcf"). In fiscal 1995, gas revenues were comprised of the following: 44% residential; 30% commercial; 25% industrial; and the remaining 1% other. Yankee Gas offers firm and interruptible gas sales services to its customers. Yankee Gas provides firm service to customers who require a continuous gas supply throughout the year, such as residential customers who rely on gas for their heating and cooking needs. Yankee Gas also provides interruptible service to certain commercial and industrial customers that have the capability to switch from natural gas to an alternative fuel on short notice. Yankee Gas can interrupt service to these customers during peak demand periods. Yankee Gas offers interruptible transportation services to customers who purchase gas from sources other than Yankee Gas.

In addition, Yankee Gas performs gas exchanges, off-system sales and capacity release to other local gas distribution companies
("LDCs") and marketers to reduce its overall gas expense.

    Firm Sales. In fiscal 1995, total firm gas sales of 30.6 Bcf accounted for approximately 75.6% of total gas sales and approximately 88.8% of the Company's consolidated operating revenues. Firm gas sales, particularly sales for residential space heating, are highly seasonal. In fiscal 1995, about 60.0% of total firm sales occurred in the five months from November
through March.    The following tables set forth certain
information with respect to firm sales in fiscal 1995.


              FISCAL 1995 FIRM SALES
              ----------------------

              Average Number      Volumes
              of Customers        in Bcf
              --------------      -------
Residential   156,539             11.6
Commercial     19,039              9.0
Industrial      2,047             10.0
              -------             ----
              177,625             30.6


                                  Volumes as a
                                  Percent of
              Revenues            Firm Sales
              --------            -------------
Residential   $127,493,000              38%
Commercial    $ 81,631,000              29%
Industrial    $ 51,960,000              33%
              ------------             ----
              $261,084,000             100%


    Interruptible Sales. In fiscal 1995, total interruptible gas sales of 9.1 Bcf accounted for approximately 9.9% of total gas sales and approximately 22.5% of the Company's consolidated operating revenues. The price charged for interruptible sales service is a market price based on the cost of the customer's alternative fuel, which is usually oil. Interruptible sales depend upon the availability of gas supplies and, generally, have offered lower margins than firm sales. Yankee Gas has the authorization from the DPUC to engage in flexible pricing to meet market prices for alternative fuels available to interruptible customers. The following table sets forth certain information with respect to interruptible sales in fiscal 1995.


              FISCAL 1995 INTERRUPTIBLE SALES
              -------------------------------

              Average Number      Volumes
              of Customers        in Bcf          Revenues
              --------------      --------       -----------
Commercial and
  Industrial       224              9.1          $29,106,000


    Transportation Services. Yankee Gas also offers interruptible transportation service to its customers. This service permits customers who desire to purchase gas from sources other than Yankee Gas to do so, provided they have made all the necessary transportation arrangements with the transmission pipelines to deliver their gas to the Yankee Gas distribution system. Customers can purchase gas directly from producers and suppliers and contract for transportation services rather than purchase gas solely from the local distribution system. Generally, transportation service is used by customers on an interruptible basis as it is highly sensitive to alternative fuel prices as well as to the availability of interstate pipeline capacity into the region. Large firm sales customers can utilize transportation in place of firm sales service during the summer. Under existing tariff structures, the financial condition of the Company is unaffected by customers electing to use transportation service in lieu of making gas purchases from Yankee Gas.


    Market Expansion. Over the last few years, Yankee Gas has intensified efforts to provide additional service throughout its service territory. Yankee Gas concentrates its marketing efforts on increasing the number of residential households using natural gas for heating, hot water and cooking needs, increasing sales to existing commercial and industrial customers and increasing the overall number of both large and small customers through expansion of Yankee Gas' distribution system within its service territory.

    In the residential market, Yankee Gas focuses marketing efforts on households along Yankee Gas' existing mains because they present opportunities to increase gas sales with little or no capital investment. Yankee Gas added 834 new customers in fiscal 1995. Conversions of homes to gas heating accounted for 42% of total new residential customer additions in fiscal 1995.

    In the commercial and industrial markets, the Company seeks to expand gas sales by increasing sales to existing customers for both traditional and innovative uses, such as cogeneration. The Company also emphasizes attracting new commercial and industrial customers within its service territory. In recent years, Yankee Gas has added several significant industrial customers by extending gas mains and by establishing additional interconnections with the interstate pipeline system.

    The emergence of natural gas vehicles creates a potential new market for the natural gas industry. Connecticut law currently provides a 50% state tax credit for installation of natural gas fueling equipment and/or conversion equipment for motor vehicles. In addition, qualifying motor vehicle fleets are exempt from Connecticut's motor fuels tax, which is currently 34 cents per gallon. These provisions may encourage the increased use of natural gas as a motor vehicle fuel. However, development of an infrastructure to provide natural gas vehicle fueling stations is essential to the development of this market. Currently, Yankee Gas operates 96 bi-fuel (natural gas and gasoline) vehicles and 2 dedicated fuel vehicles in its fleet and plans to add other natural gas vehicles in 1996. Yankee Gas operates two refueling stations for its own natural gas vehicles and is evaluating various options for the establishment and location of additional facilities. On January 13, 1994, Yankee Gas, in cooperation with Shell Oil Company, opened Connecticut's first retail public natural gas vehicle refueling station in Windsor Locks. A second station was opened in Norwalk on November 21, 1994 in cooperation with British Petroleum.

    The Company is also seeking to expand gas sales in the non-winter months through sales to the air conditioning market. The environmental advantages of natural gas air conditioning, together with technological advances in natural gas air conditioning equipment, are making natural gas more competitive in the air conditioning market. The Company will continue to focus on this market in fiscal 1996.

    Competition. Yankee Gas' principal competitors are unregulated fuel-oil retailers and regulated electric utilities. Natural gas competes with oil and electricity in many commercial and industrial applications and in residential space and water heating, clothes drying and cooking. Demand for natural gas is affected by the marketing and pricing of competing sources of energy.

    Yankee Gas may also face competition from other LDCs. In the past, LDCs did not directly compete with other LDCs for retail customers because the territories they serve are fixed by franchise. However, since 1993, LDCs began marketing efforts within the service territory of other LDCs under blanket certificates granted by the Federal Energy Regulatory Commission ("FERC"). Yankee Gas has such a marketing certificate, which allows gas to be sold, but not necessarily delivered, in the service territory of another LDC. With the recent deregulation of pipeline services brought about by the FERC and local public utility commissions, pipeline companies, producers and marketers/brokers compete with LDCs for gas sales to those customers who utilize transportation service, especially large industrial customers.

    Recent Federal regulatory changes also permit customers within Yankee Gas' distribution system to connect directly with transmission pipelines and bypass Yankee Gas' distribution system. No interstate pipeline company, however, has physically bypassed Yankee Gas' distribution system to provide retail service to customers in Yankee Gas' service territory. A Connecticut statute currently prohibits an interstate pipeline from bypassing an LDC without the DPUC's prior approval. The Company believes that Yankee Gas is successfully addressing the threat of bypass by its industrial customers by understanding what services they need and executing market-competitive gas service agreements.

Gas Supply
----------

    In 1992, the FERC issued Order No. 636, which required natural gas pipeline companies to separate or "unbundle" their services. Prior to the issuance of Order No. 636, natural gas pipeline companies sold pipeline services, such as gas purchasing, storage and transportation, as a package. In 1993, the interstate pipeline companies that provided natural gas to Yankee Gas complied with Order No. 636. As a result, Yankee Gas executed contracts with interstate pipelines for services to transport gas from production and underground storage areas to Yankee Gas' service territory to replace the traditional merchant services previously provided by the pipeline companies. Yankee Gas concurrently replaced the gas supply traditionally obtained from the pipelines' merchant services with firm purchases directly from producers and/or marketing companies.

    Interstate pipelines delivered over 99.98 percent of Yankee Gas' 1995 fiscal year requirements to its distribution system. Interstate pipeline capacity enables Yankee Gas to meet its firm customers' requirements with pipeline supplies for more than 99.2 percent of the year.

    The following table sets forth sources of fiscal 1995 gas supply (including purchases for storage injections).


                                            Percent of
    Source                                  Total Supply
    -------                                 ------------
    Alberta Northeast Energy, Ltd.                43.87
    Direct Firm Purchases                         43.13
    Boundary Gas                                   7.05
    Spot Market Purchase                           5.93
    Other                                           .02
                                                 ------
                        Total                    100%


    Yankee Gas is entitled to purchase 59,000 thousand cubic feet ("Mcf") per day of gas, or about 21.5 Bcf annually, from Alberta Northeast Energy, Ltd. ("ANE"). Yankee Gas holds a 15.9 percent equity interest in ANE, an entity formed by several utilities in the Northeast to aggregate the purchase of natural gas from Western Canada and to facilitate its sale to LDC owners at the United States-Canadian Border. The sales contracts between Yankee Gas and ANE expire in 2006. The gas purchased from ANE is delivered in the United States by the Iroquois pipeline and the transportation contract between Yankee Gas and Iroquois expires in 2011.

    Yankee Gas is also entitled to purchase 9,500 Mcf of gas per day, or about 3.5 Bcf annually, from Boundary Gas ("Boundary"). Yankee Gas owns a 10.4 percent equity interest in Boundary, an LDC consortium which imports natural gas from Canada. The sales contract between Yankee Gas and Boundary expires in 2003.

    In 1992, Yankee Gas converted its long-term sales contract with Tennessee Gas Pipeline Company ("Tennessee") into a transportation contract that expires in 2000, but may be continued on a year to year basis after that with the mutual consent of the parties. The contract provides for 562,794 Mcf of pipeline capacity on an annual basis. Another long term transportation contract with Tennessee provides for an annual quantity of 511,000 Mcf and terminates in 2017. In addition to the conversion to transportation service with Tennessee, Yankee Gas also received its proportional share (approximately 1.8 Bcf) of the underground storage that had been utilized previously by

Tennessee to support the merchant service it had provided Yankee Gas. To replace the natural gas that Yankee Gas previously purchased directly from Tennessee, Yankee Gas negotiated for the purchase of approximately 30,000 Mcf per day of gas from three suppliers. These contracts provide varying term lengths, flexibility options and pricing determinants. While the merchant service previously provided by Tennessee subjected both Tennessee's transportation and gas supply charges to FERC regulation, Yankee Gas' gas purchase contracts with these suppliers contain freely negotiated (non-FERC regulated) pricing provisions. Tennessee's transportation function remains regulated by the FERC.

    Order No. 636 also mandated replacement of the former merchant services provided by Algonquin Gas Transmission Company ("Algonquin") and required that Algonquin assign to Yankee Gas its proportional share of the transportation capacity entitlements it held on the systems of Texas Eastern Transmission Company ("Texas Eastern"), Transcontinental Gas Pipeline Corporation ("Transco"), National Fuel Gas Supply Corporation ("National Fuel") and CNG Transmission Corporation ("CNGT"). Additionally, Yankee Gas received its proportional share of firm storage services (approximately 2.4 Bcf) provided by Texas Eastern and CNGT which had been utilized to provide the Algonquin merchant services. Yankee Gas has negotiated with a variety of suppliers for a total of approximately 65,000 Mcf per day of gas to replace the supplies previously purchased from the Algonquin merchant service. These contracts provide a variety of term lengths and flexibility provisions to meet Yankee Gas' current and future supply requirements. The contracts held with suppliers contain freely negotiated (non-FERC regulated) pricing provisions, while the transportation and storage services provided by Algonquin, Texas Eastern, Transco, National Fuel and CNGT remain regulated by FERC.

    As a result of the restructuring of pipeline services required by Order No. 636, Yankee Gas has increased its firm underground storage capacity to approximately 6.6 Bcf.

    In addition to the firm long-term contracts Yankee Gas has with a number of suppliers, Yankee Gas also participates in the spot market, buying gas supply on an "as available" basis, to the extent those firm contracts permit such replacement whenever it is operationally feasible and economically beneficial.

    Yankee Gas does not have sufficient capacity entitlements on the interstate pipelines to serve its firm customers with pipeline-delivered gas at all times. During the winter, therefore, whenever daily firm demand exceeds the amount of gas delivered by the pipelines, service to interruptible customers is interrupted and Yankee Gas supplements pipeline gas with a propane-air mixture produced at facilities within Yankee Gas' service territory. In fiscal 1995, such propane-air comprised less than .02 percent of Yankee Gas' total supply. Although Yankee Gas anticipates continued utilization of this relatively expensive supplemental gas, the quantities to be used are substantially decreased from prior periods due to the addition of the ANE supplies transported by Iroquois.

    Iroquois Gas Transmission System. Iroquois is a natural gas pipeline that transports gas purchased from Canadian producers to the northeastern United States. This additional capacity has enabled Yankee Gas to expand and diversify its gas supply portfolio. Yankee Gas is entitled to transport 59,000 Mcf per day on the Iroquois pipeline. Housatonic, a wholly-owned subsidiary of Yankee Energy, was organized for the sole purpose of owning 10.5 percent of the equity in the partnership that owns Iroquois. The Iroquois partnership consists of United States and Canadian companies involved in various facets of the natural gas business, including production, transmission and distribution.

Regulation and Rates
--------------------

    Federal Regulation. Although Yankee Gas is not subject to FERC jurisdiction, the FERC does regulate the interstate pipelines serving Yankee Gas' service territory. Yankee Gas, therefore, is directly and substantially affected by the FERC's policies and actions. Accordingly, Yankee Gas closely follows and, when appropriate, participates in proceedings before the FERC.

    Connecticut Regulation. Yankee Gas is subject to regulation by the DPUC, which, among other things, has jurisdiction over rates, accounting procedures, certain dispositions of property and plant, mergers and consolidations, issuances of securities, standards of service, management efficiency and construction and operation of distribution, production and storage facilities.

    Yankee Gas sells gas to its retail customers under rate schedules filed with and approved by the DPUC. Firm sales rates are subject to monthly adjustments pursuant to a Purchased Gas Adjustment ("PGA") clause approved by the DPUC. The PGA passes through to customers most changes in the cost of gas purchased by Yankee Gas. These adjustments are designed to collect or refund differences in purchased gas costs from the costs included in the base rates. The DPUC may, after a special public hearing, order an interim rate decrease if it finds that Yankee Gas' return on equity exceeds a reasonable rate of return and rates are more than just, reasonable and adequate as determined by the DPUC.

The DPUC also is empowered to grant an interim rate increase under compelling circumstances.

    Yankee Gas' most recent rate order (effective for service rendered on and after October 1, 1992) allowed a return on equity of 12.43 percent and provided for favorable accounting treatment for environmental cleanup costs, post-retirement benefits and certain other major items.

    FERC Order No. 636. In implementing Order No. 636, the FERC recognized that the restructuring of the pipelines' traditional services would cause pipelines to incur transition costs in several areas. Transition costs may result from pipelines: 1) having to negotiate out of supply contracts previously utilized to provide "merchant service" (categorized as gas supply realignment ("GSR") costs); 2) no longer needing capacity entitlements on other pipelines ("stranded costs"); and 3) abandoning the purchased gas adjustment mechanism through which they recovered supply costs ("Acct. 191" costs). The FERC has permitted certain transition costs to be recovered by the pipeline companies from their customers. Such recovery is conditioned upon a finding by the FERC that such costs were caused by the implementation of Order No. 636 and were prudently incurred.

    An estimate made by the FERC staff as to the magnitude of transition costs for each pipeline led Yankee Gas to conclude that its ultimate liability would be approximately $15 million, should the amounts estimated be deemed eligible and prudent by the FERC. The DPUC acknowledged FERC jurisdiction with regard to prudence issues while indicating a need for further discussion of these costs at the state level. In July 1994, the DPUC issued an order permitting the offset of transition costs billed by pipelines under Order No. 636 with recoveries from capacity release activity or deferred gas cost credits for the 1992-1993 period and all subsequent annual deferred costs, gas supplier refunds and fifty percent of off system sales margins and interruptible margins earned in excess of target amounts. With the exception of all subsequent annual deferred gas costs credits, the DPUC has ordered that all transition cost recovery dollars be applied immediately on a monthly basis to the transition costs that have been or are subsequently billed. All subsequent annual deferred gas costs credits will be applied on an annual basis. If needed, a per unit surcharge will be applied to firm customers' bills.

    Through September 30, 1995, Yankee Gas has paid approximately $14.0 million of transition costs and an additional $1.0 million are anticipated. To date, Yankee Gas has collected $23.1 million through a combination of gas supplier refunds, deferred gas costs credits and excess interruptible margins. On September 12, 1995, a proposed settlement agreement between Yankee Gas and the Connecticut Office of Consumer Counsel was filed with the DPUC. This three-year settlement agreement provides for the retention of over-collected transition cost credits to offset certain deferred expenses. As a result of this proposed settlement agreement, Yankee Gas would stipulate that, except in the event of certain circumstances which would adversely affect Yankee Gas' financial condition, it would not increase its rates prior to September 30, 1998. As of December 18, 1995, a final decision has not been issued.

    The DPUC also ordered the Connecticut LDCs to file rates for unbundled services by November 1, 1995 and agreed to review areas considered impediments to the LDCs' ability to compete with unregulated energy providers once unbundling is implemented.

    On August 2, 1995, the DPUC issued a Final Decision in
Docket No. 94-11-12, DPUC Review of Connecticut Local Distribution Companies' Cost of Service Study Methodologies. The docket investigated the issues surrounding the development of firm transportation ("FT") rates at the state level in response to FERC Order No. 636. The Decision provides guidelines for the development of FT rates to be offered by the state's three LDCs. Each LDC filed specific FT rate proposals in separate company rate dockets. The Decision states that an FT rate option is expected to be implemented for the largest commercial and industrial customers upon the conclusion of the individual company rate dockets. Commercial and industrial FT rates will go into effect on April 1, 1996.

    Hearings were held in November 1995 to review Yankee Gas' FT rate proposal. A final decision on rates is expected in January 1996. This FT filing will not address Yankee Gas' revenue requirements and will maintain the existing margin recovery and rates of return established in the last rate case decision issued for Yankee Gas in 1992.

    Order No. 636 also authorizes LDCs to make off system sales or to release firm pipeline capacity. Yankee Gas has engaged in these activities and expects they will generate approximately $2 million over the next fiscal year.

Environmental Matters
---------------------

    The Company is subject to federal and state environmental regulation of its operations and properties. Such regulation may result in future environmental liabilities that may include significant expenses incurred to remove, contain or remediate contamination caused by operations of former gas manufacturing plant sites, including coal tar deposits. Coal tar is a by-product of the gas manufacturing process used by Yankee Gas' predecessor companies in the mid-20th century. Those predecessor companies disposed of the coal tar deposits in accordance with the standard operating practices of the time.

    Pursuant to an Environmental Liability Sharing and Indemnity Agreement, dated July 1, 1989, Yankee Gas and The Connecticut Light and Power Company ("CL&P") have allocated potential environmental liabilities at sites previously owned by CL&P and used in CL&P's gas business and at sites not previously owned by CL&P but which had prior uses in CL&P's gas business. As part of that agreement, Yankee Gas and CL&P would share equally the costs of environmental remediation at sites owned by CL&P prior to July 1, 1989 that were used in CL&P's gas business. Additional on and off-site investigations of one such property began in fiscal 1993 and will continue in fiscal 1996. Following compilation of the additional data, a determination will be made on the need for remediation.

    Fourteen sites initially believed to contain coal tar became the property of Yankee Gas upon its divestiture from Northeast Utilities in 1989. Responsibility for future investigation and remediation at these sites rests solely with Yankee Gas. Each of these sites has been the subject of a field investigation, and coal tar constituents have been found in some soil and ground water samples. The Company has reported the results of the environmental studies to the Connecticut Department of Environmental Protection ("DEP"). The DEP has not required that any remedial action be undertaken to date. However, seven of the fourteen sites are presently listed on the Connecticut Inventory of Hazardous Waste Sites. Inclusion of a site on this list indicates that remediation may be required in the future.

    During 1993, the Company conducted additional research and began to prioritize the fourteen sites to further define any that may require remediation. The Company identified four sites that are likely to require remediation. The Company's proposed prioritization was submitted to the DEP. Extensive site investigations were conducted at the four sites to define the extent of contamination and begin remedial plans. Remedial activity began at two sites during fiscal 1994 and will continue at those locations during fiscal 1996. Complete remediation of one of these properties is expected during fiscal 1996. In addition, the Company has developed a cost estimate for the remaining ten sites based on the probability of clean-up. As a result of this effort, the Company has recorded a liability of $35 million for future environmental clean-up.

    Recovery of remediation costs has been specifically allowed by Yankee Gas' 1992 rate case decision. Presently, $325,000 is allowed annually in rates. If costs are expected to exceed $2.5 million on an annual basis, Yankee Gas is required to go to the DPUC for review. The DPUC has stated that "to the extent that coal tar remediation expenses are prudently incurred, they should be allowed as proper operating expenses."

    The Company also believes that it has valid claims for insurance recovery of remediation costs and is currently actively pursuing these claims against its insurers.

Franchises
----------

    Over the past 137 years, Yankee Gas and its predecessors in interest have held valid franchises to sell gas in the areas in
which Yankee Gas supplies gas service.   Such franchises are
perpetual but remain subject to the power of alteration, amendment or repeal by the General Assembly of the State of Connecticut, the power of revocation by the DPUC and certain approvals, permits and consents of public authorities and others prescribed by statute. Yankee Gas franchises include, among other rights and powers, the rights and powers to manufacture, generate, purchase, transmit and distribute gas, to sell gas at wholesale to other utility companies and municipalities and to erect and maintain certain facilities on public highways and grounds, all subject to such consents and approvals of public authorities and others as may be required by law. The franchises include the power of eminent domain.

Self-generation and Cogeneration
--------------------------------

    With the current industry deregulation, two expanding gas markets in Connecticut and elsewhere are self-generation and cogeneration of electricity. Self-generation is the generation of some or all of a user's electricity requirements, typically for commercial or industrial purposes. Cogeneration involves sequential production of electricity and thermal or mechanical energy. YESCo has invested as a limited partner in two cogeneration projects. Other opportunities for investing in this market are currently being investigated.

    Under an agreement between Yankee Gas and The Dexter
Corporation ("Dexter"), Yankee Gas' largest customer, Dexter has a contract to purchase annually approximately 3.9 Bcf of natural gas sales service for use in its 56-megawatt cogeneration facility for an initial term of 20 years (1989-2009).

Employees
---------

    Yankee Gas employs approximately 566 people. Some of these employees also provide accounting, financial, administrative, legal and other managerial services to Yankee Energy, Housatonic, NorConn, Yankee Financial and YESCo. With the exception of 5 persons employed by YESCo and 10 persons employed by BVA, none of these companies currently have employees. Services are provided on an as-needed basis and Yankee Gas employees charge the time spent in providing the services directly to those companies.

    During fiscal 1995, the Company initiated a business transformation plan to streamline the Company's operations by taking advantage of certain consolidation opportunities and to achieve future operating efficiencies and savings. The plan is also intended to provide additional opportunities for business expansion and growth. Organizational charges related to the business transformation plan, which included an early retirement program, resulted in a one time operating cost increase of $5.4 million with an after tax effect on earnings per share of $0.30. On July 5, 1995, Yankee Gas offered a voluntary early retirement program to its non-bargaining unit employees who were at least 55 years of age and had ten years of service with the Company. A total of 37 employees were eligible, of which 34 opted for early retirement, with an effective date of October 1, 1995. On September 27, 1995, 39 clerical and salaried employees were laid-off as part of the business transformation plan. Additionally, 13 vacant positions have been eliminated and will not be refilled, for a total reduction of 86 full-time positions from the Company's previous staffing levels.

ITEM 2.  PROPERTIES
         ----------

    Yankee Gas' property includes, among other things, distribution lines (mains and services), meters, pumps, valves and pressure and flow controllers. Yankee Gas currently owns 2,712 miles of distribution mains, 128,143 service lines and 178,624 active meters for customer use. Of the 2,712 miles of distribution mains, 1,723 miles are steel, 534 miles are cast iron and 455 miles are plastic. Yankee Gas also owns six miles of steel transmission mains.

    Yankee Gas owns various propane facilities with a combined storage capacity equivalent to approximately 360,000 Mcf and seven gas storage holders with a total capacity of approximately 5,000 Mcf. In addition, Yankee Gas leases approximately 200,000 Mcf of storage capacity in one other large liquefied natural gas storage facility owned by Algonquin. Yankee Gas does not own any underground natural gas storage facilities, although it contracts for a total of approximately 6.6 Bcf of storage capacity with Texas-Eastern, Penn-York Energy Corporation, Consolidated Gas Transmission Corporation and Tennessee.

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

    Yankee Gas owns service facilities in Meriden, Waterbury, Torrington, Mystic, Bristol, Shelton, Bethel and Danielson,
Connecticut.

ITEM 3.  LEGAL PROCEEDINGS
         -----------------

Yankee Gas

    Municipal Tax Assessment. In November 1995, Yankee Gas received revised tax bills for the years 1991 through 1994 from the City of Meriden, Connecticut (the "City"). The City is asserting a claim for the payment of approximately $3.3 million of back taxes and interest resulting from a retroactive reassessment and revaluation of Yankee Gas' personal property filings. The City did not locate or identify any property which Yankee Gas omitted from its filings. The tax bills reflect a reassessment of property at higher rates than those previously accepted by the City. Yankee Gas intends to vigorously contest this retroactive reassessment. On November 17, 1995, Yankee Gas filed a complaint in Connecticut Superior Court against the City and certain City officials alleging that the Connecticut state statutes prohibit the City from retroactively reassessing personal property after grand lists are filed and requesting that the City's order to pay additional taxes be invalidated.
Although no assurances can be given and no determination can be made at this time as to the outcome of the City's claim or Yankee Gas' lawsuit, the Company does not anticipate that the outcome of this matter will have a material adverse effect on the Company's consolidated results of operations or financial position.

    Licensing Issue. In November 1995, The Connecticut Heating and Cooling Contractors Association, Inc. and others filed a class action suit against Yankee Gas and Connecticut's two other

LDCs, Connecticut Natural Gas Corporation and The Southern Connecticut Gas Company, claiming the LDCs engaged in unfair trade practices. The action alleges that the LDCs unfairly competed with licensed plumbers and contractors by performing customer service work using customer service employees who did not possess Connecticut state trade licenses. The plaintiffs are seeking injunctive relief and unspecified punitive and actual damages.

    The LDCs have asserted that such licenses are not required for this work based on a statutory exemption enacted in 1965 and amended in 1967. However, in a separate proceeding, a Connecticut Superior Court has upheld an administrative ruling against the LDCs' position. Yankee Gas intends to vigorously defend this claim. Yankee Gas is participating in an appeal of that decision. In 1995, the Connecticut General Assembly enacted legislation that established on a going-forward basis a separate procedure for State certification of gas service employees.
While the ultimate results of the class action suit cannot be determined, management does not expect that it will have a material adverse effect on the Company's consolidated results of operations or financial position.

Iroquois

    The following information relates to legal proceedings involving Iroquois. Housatonic has a 10.5 percent equity interest in Iroquois.

    Federal Investigations. Iroquois remains subject to federal civil and criminal investigations commenced in 1992 regarding alleged violations of federal environmental laws in connection with the construction of the Iroquois pipeline. Iroquois and its counsel have met and expect to continue to meet with the federal officers conducting the civil and criminal investigations in order to explore a range of possible resolutions acceptable to all parties. Resolution of the federal civil and criminal investigations may involve the imposition of fines and other monetary sanctions that could have a material effect on the results of operation and financial condition of Iroquois. Although no agreements have been reached regarding the disposition of these matters, Iroquois has notified the Company that it has included a provision in its financial statements for the possibility of monetary liability arising from a settlement or other disposition of these matters. As a result, the Company has made a $2.1 million provision in its consolidated financial statements representing Housatonic's proportionate share of Iroquois' estimated charge associated with the investigations.

    New York State Proceedings. Iroquois has received inquiries from the New York Department of Transportation and the staff of the New York Public Service Commission regarding construction of certain of its pipeline facilities. In addition, in January 1995, a group of landowners along the pipeline route filed a complaint with the New York Public Service Commission concerning certain construction practices by Iroquois. Iroquois has been asked by the New York Public Service Commission to respond to such inquiries. Iroquois is providing information to these agencies in response to their requests.

    Other legal proceedings involving the Company and its subsidiaries are litigation incidental to the conduct of the Company's business which, in management's opinion, will not have a material impact on the Company's financial condition or results of operation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

    There was no matter submitted to a vote of security holders during the fourth quarter of 1995.


              EXECUTIVE OFFICERS OF THE COMPANY
              ---------------------------------

                        Position and Business Experience
Name               Age  During Past Five Years
----               ---  ---------------------------------
Branko Terzic      48   Chairman, President and Chief Executive
                        Officer of the Company and its
                        subsidiaries.  Mr. Terzic became
                        Chairman in August 1995, Chief
                        Executive Officer in March 1995 and
                        President in September 1994. From June
                        1993 to September 1994, Mr. Terzic was
                        Managing Director of Arthur Andersen
                        Economic Consulting, Washington, D.C.
                        From October 1990 to May 1993, he served as a Commissioner of the Federal Energy
                        Regulatory Commission, and, from 1986 to October 1990, as Group Vice President and Director of AUS Consultants
                        (Management Consultants) in Milwaukee,
                        Wisconsin.

Charles E. Gooley  42   Executive Vice President of the Company
                        and its subsidiaries since July 1994.
                        Previously, he served as Vice President
                        and General Counsel of the Company from
                        July 1989 to July 1994.

Michael E. Bielonko 43   Vice President of the Company and its
                        subsidiaries since July 1989 and Chief
                        Financial Officer since July 1990.  From
                        July 1989 to July 1990 and from
                        September 1992 to May 1995, he also
                        served as Treasurer of the Company.

Thomas J. Houde    48   Vice President of the Company and its
                        subsidiaries since January 1992.
                        Previously, he served as  Director,
                        Corporate Planning, Rates and Economic
                        Analysis of Yankee Gas from March 1990
                        to December 1991 and as Manager, Rates
                        and Economic Analysis from July 1989 to
                        March 1990.

Mary J. Healey     44   Vice President, General Counsel and
                        Secretary of the Company and its
                        subsidiaries since January 1995.
                        Previously, she served as Secretary and
                        Assistant General Counsel of the Company from January 1992 to January 1995 and as Secretary and Counsel of the Company from July 1989 to January 1992.

Ellen J. Quinn     39   Vice President of the Company and its
                        subsidiaries since May 1995.
                        Previously, she served as Director,
                        Corporate and Environmental Planning
                        from October 1992 to May 1995, as
                        Manager, Corporate and Environmental
                        Planning from March 1990 to October 1992 and as Senior Strategic Planner from December 1988 to March 1990.


    All executive officers are elected annually by the Company's Board of Directors. There are no family relationships among the executive officers and directors nor are there any arrangements or understandings between any executive officer and any other person pursuant to which the officer was selected.

                        PART II

ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS
         --------------------------------------

    Yankee Energy declared and paid regular quarterly cash dividends in 1995. The dividend paid for the first two quarters of 1995 was $.305 per share and $.315 per share in the last two quarters of 1995. Other information required by this item is incorporated herein by reference to Yankee Energy's 1995 Annual Report to Shareholders ("1995 Annual Report"), on the inside back cover, subsections entitled "Market for Common Stock", and "Dividends".

ITEM 6.  SELECTED FINANCIAL DATA
         -----------------------

    Information required by this item is incorporated herein by reference to the 1995 Annual Report.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITIONS AND RESULTS OF OPERATIONS
         -------------------------------------------------

    Information required by this item is incorporated herein by reference to the 1995 Annual Report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         -------------------------------------------

    The Consolidated Financial Statements of Yankee Energy and the Notes thereto, together with the report thereon of the Company's Management and of Arthur Andersen LLP are incorporated herein by reference to the 1995 Annual Report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE
         -------------------------------------------------

    None.

                        PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY
         -----------------------------------------------

    Information regarding Yankee Energy's directors and with respect to delinquent filers pursuant to Item 405 of Regulation S-K is incorporated herein by reference to the Company's Proxy Statement for its Annual Meeting of Shareholders to be held on February 23, 1996 (the "1996 Proxy Statement").

    Information regarding the Company's executive officers follows Item 4 in Part I of this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION
         ----------------------

    Information regarding compensation of Yankee Energy's executive officers, except the Report of the Organization and Compensation Committee and the Stock Performance Graph, is incorporated herein by reference to the 1996 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT
         -----------------------------------------------

    Information regarding the beneficial ownership of shares of Common Stock of the Company by certain persons is incorporated herein by reference to the 1996 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------

    None.

                        PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
         ON FORM 8-K
         ---------------------------------------------------

(a) 1.   Financial Statements:

         The following Consolidated Financial Statements of
    Yankee Energy are incorporated herein by reference to the Company's 1995 Annual Report in response to Item 8 hereof:

    (i)       Report of Independent Public Accountants

    (ii) Consolidated Statements of Income for the years ended September 30, 1995, 1994 and 1993.

    (iii) Consolidated Balance Sheets at September 30, 1995 and 1994.

    (iv) Consolidated Statements of Cash Flows for the years ended September 30, 1995, 1994 and 1993.

    (v)       Consolidated Statements of Capitalization at
              September 30, 1995 and 1994.

    (vi)      Consolidated Statements of Common Shareholders'
              Equity for the years ended September 30, 1995, 1994 and 1993.

    (vii)     Notes to Consolidated Financial Statements


    2.   Financial Statement Schedules:

         The following schedules of the Company are included on the attached pages as indicated:
                                                           Page
                                                           ----
    Report of Independent Public Accountants on Schedules...S-1

    Schedule II    Valuation and Qualifying Accounts and
                   Reserves for the years ended September
                   30, 1995, 1994 and 1993..................S-2

    3.   Exhibits:

         Exhibits for Yankee Energy are listed in the Index
         to Exhibits........................................E-1

(b)Reports on Form 8-K:

    Current Report on Form 8-K dated September 27, 1995 and filed October 4, 1995, Item 5.

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

                                  YANKEE ENERGY SYSTEM, INC.
                                  --------------------------
                                       (Registrant)

Date:  December 19, 1995          By /s/ Branko Terzic
                                  -----------------------
                                  Chairman, President and
                                  Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date                    Title               Signature
----                    -----               ---------
December 19, 1995  Chairman, President /s/  Branko Terzic
                   and Chief Executive      Branko Terzic
                   Officer

December 19, 1995  Vice President,     /s/  Michael E. Bielonko
                   Chief Financial          Michael E. Bielonko
                   Officer

December 19, 1995  Controller          /s/  Nicholas A. Rinaldi
                                            Nicholas A. Rinaldi

December 19, 1995  Director            /s/  Sanford Cloud, Jr.
                                            Sanford Cloud, Jr.

December 19, 1995  Director            /s/  Eileen S. Kraus
                                            Eileen S. Kraus

December 19, 1995  Director            /s/  Frederick M. Lowther
                                            Frederick M. Lowther

December 19, 1995  Director            /s/  Thomas H. O'Brien
                                            Thomas H. O'Brien

December 19, 1995  Director            /s/  Leonard A. O'Connor
                                            Leonard A. O'Connor

December 19, 1995  Director            /s/  Emery G. Olcott
                                            Emery G. Olcott

December 19, 1995  Director            /s/  Nicholas L. Trivisonno
                                            Nicholas L. Trivisonno

ARTHUR ANDERSEN LLP





REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and
     Shareholders of Yankee Energy System, Inc.:


We have audited, in accordance with generally accepted auditing standards, the financial statements included in Yankee Energy System, Inc.'s (the Company) Annual Report incorporated by reference in this Form 10-K, and have issued our report thereon dated November 21, 1995. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the accompanying index is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



Arthur Andersen LLP
Hartford, Connecticut
November 21, 1995

INDEX TO FINANCIAL STATEMENT SCHEDULES




SCHEDULE

II Valuation and Qualifying Accounts and Reserves for Years Ended September 30, 1995, 1994 and 1993

YANKEE ENERGY SYSTEM, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
YEAR ENDED SEPTEMBER 30, 1995
SCHEDULE II
(Thousands of Dollars)


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
                               Charged
          Balance   Charged       to                    Balance
             at        to        other                   at end
          beginning costs and  accounts  Deductions        of
Descrip.  of period  expenses  describe   describe        period

RESERVES DEDUCTED FROM ASSETS
  TO WHICH THEY APPLY:

  Reserves
  for
  uncol-
  lectible
  accounts  $5,444 $2,784      $ -     $2,747(a)      $5,481


RESERVES NOT APPLIED
  AGAINST ASSETS:

  Injuries and
  damages(b)$1,031 $  803      $ -     $1,033(c)      $  801

  Medical(d) 1,085  3,675        -      3,487(e)       1,273
             _____  ______      ____    ______        ______

     Total  $2,116 $4,478      $ -     $4,520         $2,074

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

YANKEE ENERGY SYSTEM, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
YEAR ENDED SEPTEMBER 30, 1994
SCHEDULE II
(Thousands of Dollars)


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

YANKEE ENERGY SYSTEM, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
YEAR ENDED SEPTEMBER 30, 1993
SCHEDULE II
(Thousands of Dollars)


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

                         INDEX TO EXHIBITS
Exhibit
Number         Description of Exhibit
--------       -----------------------
(3)
     3.1       Restated Certificate of Incorporation of Yankee
               Energy System, Inc. (the "Company")(Incorporated
               by reference to Form 10 Registration Statement
               dated April 14, 1989 and amendments thereto, File
               No. 0-17605 ("Form 10")).

     3.2 Amended Bylaws of the Company (Incorporated by reference to Form 10).

(4)

     4.1       Specimen of the Company's Common Stock
               (Incorporated by reference to Form 10).

     4.2       Rights Agreement between the Company and The
               Connecticut Bank and Trust Company, N.A., as
               Rights Agent, dated November 20, 1989
               (Incorporated by reference to Form 8-A
               Registration Statement dated December 7, 1989,
               File No. 0-17605).

     4.3       Amendment to Rights Agreement dated May 10, 1990
               (Incorporated by reference to Form 8 dated May 30,
               1990, File No. 0-17605).

     4.4       Amendment to Rights Agreement dated January 23,
               1991 (Incorporated by reference to Form 8 dated
               January 31, 1991, File No. 0-17605).

     4.5       Guaranty of the Company dated June 30, 1989 with
               Credit Agreement between Housatonic Corporation
               ("Housatonic") and Bankers Trust Company ("Bankers
               Trust") dated June 30, 1989 (Incorporated by reference to Form 10).

     4.6 Amendment to Credit Agreement between Housatonic and Bankers Trust dated June 9, 1992
               (Incorporated by reference to Form 10-K for the fiscal year ended September 30, 1992, File No. 0-
               17605 ("1992 Form 10-K")).


Exhibit
Number         Description of Exhibit
--------       -----------------------

     4.7       Bond Purchase Agreement dated July 1, 1989 between
               Yankee Gas Services Company ("Yankee Gas") and the
               Purchasers identified therein (Incorporated by reference to Form 10).

     4.8       Indenture of Mortgage and Deed of Trust dated July
               1, 1989 between Yankee Gas and The Connecticut
               National Bank, as Trustee (Incorporated by reference to Form 10).

     4.9 Guaranty of the Company with Term Loan Agreement dated July 20, 1989 between United Bank & Trust
               Company, as Trustee of the Trust of the Company's
               401(k) Employee Stock Ownership Plan and The
               First National Bank of Boston (Incorporated by reference to Form 10-K for the fiscal year ended
               December 31, 1989, File No. 0-17605 ("1989 Form
               10-K")).

     4.10 First Supplemental Indenture of Mortgage and Deed of Trust dated April 1, 1992 between Yankee Gas and The Connecticut National Bank, as Trustee
               (Incorporated by reference to Form S-3
               Registration Statement #33- 52750 dated October 2,
               1992 ("Form S-3")).

     4.11 Second Supplemental Indenture of Mortgage and Deed of Trust dated December 1, 1992 between Yankee
               Gas and The Connecticut National Bank, as Trustee
               (Incorporated by reference to 1992 Form 10-K).

     4.12 Bond Purchase Agreement dated April 1, 1992 between Yankee Gas and the Purchasers identified therein (Incorporated by reference to Form S-3).

     4.13 Bond Purchase Agreement dated December 1, 1992 between Yankee Gas and Purchaser identified therein (Incorporated by reference to 1992 Form
               10-K).


Exhibit
Number         Description of Exhibit
--------       -----------------------

     4.14* Third Supplemental of Mortgage and Deed of Trust dated June 1, 1995 between Yankee Gas and Shawmut
               Bank Connecticut, N.A., as Trustee.

     4.15* Bond Purchase Agreement dated June 22, 1995 between Yankee Gas and Purchaser identified therein.

(10)


     10.1      Asset Transfer Agreement among Northeast Utilities
               Service Company ("NUSCO"), The Connecticut Light and Power Company ("CL&P"), the Company, Yankee
               Gas and Housatonic dated June 30, 1989
               (Incorporated by reference to Form 10).

     10.2      Environmental Liability Sharing and Indemnity
               Agreement dated June 30, 1989 between Yankee Gas and CL&P (Incorporated by reference to Form 10).

     10.3      Rate Case Decision dated August 26, 1992
               (Incorporated by reference to 1992 Form 10-K).

     10.4 Lease Agreement between Yankee Gas and NorConn dated October 1, 1990 (Incorporated by reference to Form S-1 Registration Statement #33-40758 dated
               May 22, 1991 and amendment thereto dated June 18,
               1991 ("Form S-1")).

     10.5      Note Purchase Agreement among NorConn Properties,
               Inc. (NorConn), the Company and the Knights of Columbus dated November 9, 1990 (Incorporated by reference to Form S-1).

     10.6+     Long-Term Incentive Compensation Plan adopted
               December 5, 1990 (Incorporated by reference to
               Proxy Statement dated December 24, 1990).

     10.7+     Annual Incentive Compensation Plan adopted
               December 5, 1990 (Incorporated by reference to
               Form 10-K for the fiscal year ended September 30, 1991, File No.0-17605 ("1991 Form 10-K")).


*  Filed herewith.

+ Management contract or compensatory plan required to be filed as an exhibit to this form pursuant to Item 14c of this report.

Exhibit
Number         Description of Exhibit
--------       -----------------------

     10.8+ Non-Employee Directors' Stock Compensation Plan adopted March 21, 1991 (Incorporated by reference to 1991 Form 10-K).

     10.9      Severance Pay Plan adopted October 17, 1991
               (Incorporated by reference to 1991 Form 10-K).

     10.10 Service Agreement #800308 dated June 1, 1993, applicable to Rate Schedule FT-1 (Firm
               Transportation) between Texas Eastern Transmission
               Company ("Texas Eastern") and Yankee Gas Services
               Company ("Yankee") (Incorporated by reference to Form 10-K for the fiscal year ended September 30, 1993, File No. 0-17605 ("1993 Form 10-K")).

     10.11 Service Agreement #1596 dated September 1, 1993, applicable to Rate Schedule FT-A (Firm
               Transportation) between Tennessee Gas Pipeline
               ("Tennessee") and Yankee Gas Services Company
               ("Yankee")  (Incorporated by reference to 1993
               Form 10-K).

     10.12 Service Agreement #333 dated September 1, 1993, applicable to Rate Schedule FT-A (Firm
               Transportation) between Tennessee Gas Pipeline
               ("Tennessee") and Yankee Gas Services Company
               ("Yankee")  (Incorporated by reference to 1993
               Form 10-K).

     10.13 Transportation Agreement dated February 7, 1991 between Iroquois Gas Transmission System
               ("Iroquois") and Yankee Gas for transportation of Canadian gas purchased (Incorporated by reference to Form S-1).

     10.14     Service Agreement dated February 7, 1991 between
               Alberta Northeast Gas Ltd. ("ANE") and Yankee Gas
               Services Company for purchase of gas from ATCOR
               Limited (Incorporated by reference to Form S-1).

     10.15     Service Agreement dated February 7, 1991 between
               ANE and Yankee Gas Services Company for purchase of gas from PROGAS Limited (Incorporated by reference to Form S-1).


*  Filed herewith.

Exhibit
Number         Description of Exhibit
--------       -----------------------

     10.16     Service Agreement dated February 7, 1991 between
               ANE and Yankee Gas for purchase of gas from AEC
               Oil and Gas Company (Incorporated by reference to Form S-1).

     10.17     Service Agreement dated February 7, 1991 between
               ANE and Yankee Gas Services Company for purchase of gas from TransCanada Pipelines Limited
               (Incorporated by reference to Form S-1).

     10.18+    Employment Agreement between the Company and Mr.
               Branko Terzic dated September 15, 1994
               (Incorporated by reference to Form 10-K for the fiscal year ended September 30, 1994, File No.
               0-017605).

     10.19+*   Form of Change in Control Executive Severance
               Agreement dated April 25, 1995 for Michael E.
               Bielonko, Charles E. Gooley, Mary J. Healey and
               Thomas J. Houde.

     10.20+*   Memorandum of Understanding dated December 6,
               1994 for Philip T. Ashton.

     10.21+* Amendment to the Memorandum of Understanding for Philip T. Ashton dated August 22, 1995.

     10.22+* Supplemental Benefit Plan for Philip T. Ashton dated February 28, 1995.

     10.23*    $60 million Revolving Credit Agreement among
               Yankee Gas and several banks dated February 2, 1995.

     10.24     Memorandum of Understanding among Housatonic and
               Iroquois partners relating to equity contributions and guarantees dated March 13, 1991 (Incorporated by reference to Form S-1).

     10.25     Agreement for Systems Operations Services among
               Yankee Gas and Integrated Systems Solutions
               Corporation ("ISSC") dated August 12, 1991
               (Incorporated by reference to 1992 Form 10-K).


*  Filed herewith.

+ Management contract or compensatory plan required to be filed as an exhibit to this form pursuant to Item 14c of this report.

Exhibit
Number         Description of Exhibit
--------       -----------------------

     10.64 Phase 2 Sales Agreement dated September 14, 1987 applicable to rate Schedule G-1 among Boundary, Yankee Gas and other utilities (Boundary, G-1), as amended September 14, 1988 and July 1, 1989 (Filed in Form 10).

     11*       Statement re: Computation of per share earnings.

     13*       1995 Annual Report to Shareholders.

     21*       Subsidiaries of the registrant.

     23*       Consent of Arthur Andersen LLP.

     27* Financial date schedule pursuant to Article 5 of Regulation S-X for commercial/industrial customers.


*  Filed herewith.