Form 10-Q
period 1995-12-31
YANKEE ENERGY SYSTEM INC
filed 1996-02-13
CIK 849210

                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549
                              ______________

                                 FORM 10-Q
                                __________

(MARK ONE)
          /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
               OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1995 OR

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

                    Yes __X__       No ____

                   APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

NUMBER OF SHARES OF COMMON STOCK ($5.00 PAR VALUE)
OUTSTANDING AT JANUARY 31, 1996                        10,424,457

YANKEE ENERGY SYSTEM, INC. AND SUBSIDIARIES

TABLE OF CONTENTS



PART I.   FINANCIAL INFORMATION

          Item 1. Financial Statements

            Consolidated Balance Sheets - December
            31, 1995 and September 30, 1995

            Consolidated Statements of Income -
            Three Months Ended December 31, 1995
            and 1994

            Consolidated Statements of Cash Flows -
            Three Months Ended December 31, 1995
            and 1994

            Notes to Consolidated Financial
            Statements

            Report on Review by Independent
            Public Accountants


          Item 2.  Management's Discussion and Analysis
                   of Financial Condition and Results
                   of Operations


PART 11.  OTHER INFORMATION


          Item 5.  Other Information

          Item 6.  Exhibits and Reports on Form 8-K

          Signatures

                      PART 1.  FINANCIAL INFORMATION
                YANKEE ENERGY SYSTEM, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS

                                   DECEMBER 31,   SEPTEMBER 30,
                                        1995           1995
                                        ____           ____

                                   (UNAUDITED)
                                        (Thousands of Dollars)
ASSETS

Utility Plant, at original cost         $ 494,334      $ 488,540
  Less:  Accumulated provision for
         depreciation                     176,105        174,522
                                        _________      _________
                                          318,229        314,018
Construction work in progress               7,568         10,852
                                        _________      _________

      Total Net Utility Plant             325,797        324,870
                                        _________      _________
Other Property and Investments             30,302         30,565
                                        _________      _________

Current Assets:
  Cash and temporary cash investments       1,075            725
  Accounts receivable, net                 45,770         22,044
  Fuel supplies                             8,966         10,611
  Other materials and supplies              1,527          1,625
  Recoverable gas costs                     1,237          1,713
  Accrued utility revenues                 22,060          5,638
  Prepaid taxes                              ---             281
  Other                                     3,524          4,069
                                        _________      _________
    Total Current Assets                   84,159         46,706
                                        _________      _________

  Deferred Gas Costs                         ---           2,261
  Recoverable Environmental
    Cleanup Costs                          38,331         38,331
  Recoverable Income Taxes                 24,964         27,575
  Recoverable Postretirement
    Benefits Costs                          1,329          2,390
  Other Deferred Debits                    13,057          6,603
                                         ________     __________

    Total Assets                       $  517,939     $  479,301
                                          ________     __________
                                          ________     __________

The accompanying notes are an integral part of these financial statements.

                 YANKEE ENERGY SYSTEM, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                                   DECEMBER 31,   SEPTEMBER 30,
                                        1995           1995
                                        ____           ____
                                   (UNAUDITED)
                                        (Thousands of Dollars)
CAPITALIZATION AND LIABILITIES

Capitalization:
  Common shares - $5.00 par value.
  Authorized 20,000,000 shares; 10,422,068
  shares outstanding at December 31, 1995
  and 10,396,522 outstanding at
  September 30, 1995                    $ 52,110    $   51,982
  Capital surplus, paid in                87,373        86,862
  Retained earnings                       21,267        14,709
  Employee stock ownership
    plan guarantee                        (1,400)       (1,800)
                                        _________      _______
     Total Common Shareholders' Equity   159,350       151,753
  Long-term debt, net of current portion 140,499       141,049
                                        _________      _______
     Total Capitalization                299,849       292,802
                                       _________      _______
Current Liabilities:
  Notes payable to banks                  45,216        28,525
  Long-term debt, current portion          3,917         5,917
  Accounts payable                        23,625        18,300
  Accrued interest                         4,012         3,569
  Accrued taxes                            7,485          ---
  Refundable gas costs                       343           697
  Pipeline transition costs payable          603           962
  Other                                    9,700         5,593
                                        ________       ________
     Total Current Liabilities            94,901        63,563
                                        ________       ________

Accumulated Deferred Income Taxes         41,337        39,513
Unfunded Deferred Income Taxes            24,941        27,557
Accumulated Deferred Investment
  Tax Credits                              9,363         9,457
Reserve for Environmental Cleanup Costs   35,000        35,000
Unfunded Postretirement Benefits Costs     2,632         2,390
Other Deferred Credits                     9,916         9,019

                                         _______        _______

Commitments and Contingencies (Note 3)



     Total Capitalization and
        Liabilities                    $ 517,939    $  479,301
                                        ________      ________
                                        ________      ________


The accompanying notes are an integral part of these financial statements.

                 YANKEE ENERGY SYSTEM, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                          THREE MONTHS ENDED
                                             DECEMBER 31,
                                          __________________
                                        1995           1994
                                        ____           ____
                                   (Thousands of Dollars, Except
                                        Share Information)

Operating Revenues                 $    98,158    $    82,284
Less:  Cost of Gas                      53,419         43,781
                                        ______         ______
Revenues, net of cost of gas            44,739         38,503
                                        ______         ______

Other Operating Expenses:
  Operations                            13,160         12,598
  Maintenance                            1,487          1,397
  Depreciation                           4,150          4,050
  Federal and state income taxes         7,705          4,926
  Taxes other than income taxes          5,631          5,281
  Organizational charges                    93           ---
                                        ______         ______

     Total Other Operating Expenses     32,226         28,252
                                        ______         ______

Operating Income                        12,513         10,251

Other Income, net                        1,276            919
                                        ______         ______
Income Before Interest Charges          13,789         11,170

Interest Charges, net                    3,952          3,711
                                        ______         ______

Net Income                         $     9,837    $     7,459
                                        ______          _____
                                        ______          _____

Total Earnings per Common Share    $      0.95    $      0.73
                                        ______          _____
                                        ______          _____

Average Common Shares
  Outstanding                        10,408,970     10,287,683
                                     ___________    __________
                                     ___________    __________

The accompanying notes are an integral part of these financial statements.

                YANKEE ENERGY SYSTEM, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                        THREE MONTHS ENDED
                                             DECEMBER 31,
                                        1995           1994
                                        ____           ____
                                        (Thousands of Dollars)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                            $  9,837  $    7,459
  Adjusted for the following:
    Depreciation                           4,150       4,050
    Equity earnings from investments      (1,396)     (1,013)
    Deferred income taxes, net             1,523        (605)
    Deferred gas cost activity and other
      non-cash items                       2,271       5,422
  Changes in working capital:
    Accounts receivable and accrued
      utility revenues                   (40,148)    (23,455)
    Accounts payable                       5,325         176
    Accrued taxes                          7,767       7,017
    Other working capital
     (excludes cash)                       2,915       1,582
                                        ________     _______
  Net cash provided by (used for)
  operating activities                    (7,756)        633
                                        _________    _______

CASH FLOWS FROM FINANCING ACTIVITES:
  Premium on common stock issuance           475        ---
  Issuance of common stock                   127        ---
  Retirement of long-term debt            (2,550)     (5,300)
  Increase (decrease) in short-term debt  16,691      12,600
  Cash dividends-common stock             (3,277)     (3,138)
                                        _________   ________
Net cash provided by financing
  activities                              11,466       4,162
                                        ________    ________

INVESTMENT IN PLANT AND OTHER:
  Utility Plant, net of allowance for other
   funds used during construction         (4,896)     (4,931)
  Other property and investments             (39)        ---
  Iroquois distribution                    1,575         735
                                         _______      _______
Net cash used for plant and other
  investments                             (3,360)     (4,196)
                                         ________     _______

NET INCREASE (DECREASE) IN CASH AND
  TEMPORARY CASH INVESTMENTS FOR THE
  PERIOD                                     350         599
Cash and Temporary Cash Investments,
  beginning of period                        725         602
                                        ________     _______
Cash and Temporary Cash Investments,
  end of period                         $  1,075  $    1,201
                                        ________     _______
                                        ________     _______

Supplemental Cash Flow Information:
  Cash paid during the period for:
  Interest, net of amounts capitalized  $  3,319  $    3,525
  Income taxes                          $  3,256  $       25


The accompanying notes are an integral part of these financial statements.

                 YANKEE ENERGY SYSTEM, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1)  GENERAL

     The accompanying unaudited consolidated financial statements should be read in conjunction with the Annual Report of Yankee Energy System, Inc. (Yankee Energy or the Company) on Form 10-K for the fiscal year ended September 30, 1995 (1995 Form 10-K) including the audited financial statements (and notes thereto) incorporated by reference therein. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of the Company as of December 31, 1995, and its results of operations for the three months ended December 31, 1995 and 1994 and cash flows for the three months ended December 31, 1995 and 1994. The results of operations for the three months ended
     December 31, 1995 and 1994 are not necessarily indicative of the results expected for a full year, due mainly to the highly seasonal nature of the gas business.


2)   ACCOUNTING FOR THE EFFECTS OF REGULATION

     The Company's wholly-owned subsidiary, Yankee Gas Services Company (Yankee Gas), is subject to regulation by the Connecticut Department of Public Utility Control (DPUC).
     The Company prepares its financial statements in accordance with generally accepted accounting principles which includes the provisions of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation," (FAS 71). FAS 71 requires a cost-based, rate-regulated enterprise such as Yankee Gas to reflect the impact of regulatory decisions in its financial statements. The DPUC, through the rate regulation process, can create regulatory assets that result when costs are allowed for ratemaking purposes in a period other than the period in which the costs would be charged to expense by an unregulated enterprise.

     Following the provisions of FAS 71, the Company has recorded regulatory assets or liabilities as appropriate primarily related to deferred gas costs, pipeline transition costs, hardship customer receivables, environmental cleanup costs, income taxes and postretirement benefits costs. The specific amounts related to these items are disclosed in the consolidated balance sheets. For additional information about these items see the 1995 Form 10-K.

     Yankee Gas continues to be subject to cost-of-service based rate regulation by the DPUC. Based upon current regulation and recent regulatory decisions, the Company believes that its use of regulatory accounting is appropriate and in accordance with the provisions of FAS 71. Iroquois is subject to regulation by the Federal Energy Regulatory Commission (FERC).


3)  COMMITMENTS AND CONTINGENCIES

     TRANSITION COSTS - ORDER NO. 636: The three major pipeline systems serving Yankee Gas (Iroquois Gas Transmission System, Tennessee Gas Pipeline Company, and Algonquin Gas Transmission Company and its affiliate, Texas Eastern Transmission Company), have all restructured their services pursuant to Federal Energy Regulatory Commission (FERC) Order 636. Through December 31, 1995, Yankee Gas has paid and recovered, in accordance with a July 8, 1994 DPUC decision, approximately $14.4 million of transition costs and an additional $0.6 million are anticipated. To date, Yankee Gas has collected $24.6 million through a combination of gas supplier refunds, deferred gas costs credits and excess interruptible margins.

     On January 3, 1996, the DPUC approved a Settlement Agreement between Yankee Gas and the Office of Consumer Counsel (OCC). This three-year Settlement Agreement provides for the retention of overcollected transition cost credits to offset certain deferred expenses. As a result of this Settlement Agreement, Yankee Gas has stipulated that, except in the event of certain circumstances which would adversely affect Yankee Gas' financial condition, it will not increase its rates prior to September 30, 1998.


     FIRM TRANSPORTATION: On August 2, 1995, the DPUC issued a Final Decision in Docket No. 94-11-12, DPUC Review of Connecticut Local Distribution Companies' Cost of Service Study Methodologies. The docket was intended to investigate the issues surrounding the development of firm transportation (FT) rates at the state level in response to FERC Order No. 636. The Decision provides guidelines for the development of FT rates to be offered by the State's three Local Distribution Companies (LDCs), one of which is Yankee Gas. Each LDC filed specific FT rate proposals in separate company rate dockets. An FT rate option will be implemented and will be available to all commercial and industrial customers no later than April 1, 1996.

     On September 5, 1995, Yankee Gas submitted an updated cost of service study and FT tariffs in compliance with the Decision in Docket No. 92-02-19, Application of Yankee Gas Services Company for an Increase in Rates - Reopen I. This filing did not address Yankee Gas' revenue requirements and maintained the existing margin recovery and rates of return established in the last rate case decision issued for Yankee Gas in 1992. A Final Decision was issued on January 24, 1996 requiring the Company to file revised tariffs in compliance with this Decision no later than February 14, 1996 for implementation on April 1, 1996.

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

     Of the two gas service hedging agreements currently in force, only one is material relative to the significance of gas volumes being hedged. This agreement has a ten-year term and requires the Company to supply approximately one BCF of gas per year, with relatively low margin, at a fixed price beginning August 1, 1995. The price is allowed to escalate by a predetermined rate every year after the first year. The commodity swap contract for this hedging agreement was executed August 17, 1994. The Company is responsible for margin calls collateralizing the commodity swap contract from August 17, 1994 through the term of the gas service agreement. Currently, the Company has a letter of credit in the amount of $3.25 million issued to the commodity trading firm collateralizing the commodity contract.

     There have been no other material developments in this area.
     For a detailed description of the items that comprise commitments and contingencies of the Company, see the 1995
     Form 10-K.


4)  ORGANIZATIONAL CHARGES

     The Company is currently undergoing a company-wide business transformation review, the objectives of which are to improve the efficiency of business processes, reduce costs and increase revenues. The Company incurred $5.4 million of organizational charges in fiscal year 1995 and it is anticipated that the Company will incur additional organizational charges in fiscal 1996. The amount of any additional organizational charges has not been determined at this time.

5)  TEMPORARY CASH INVESTMENTS

     The Company's temporary cash investments consist of highly liquid investments with insignificant interest rate risk and original maturities of three months or less at date of acquisition.

6)  OTHER

     The Company issued 25,026 new shares of common stock during the three months ended December 31, 1995 under its Shareholder Investment Plan and 520 shares under its Long-
     Term Incentive Plan.

                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Management of
Yankee Energy System, Inc.:


We have reviewed the accompanying consolidated balance sheet of Yankee Energy System, Inc. (a Connecticut corporation) and subsidiaries (the Company) as of December 31, 1995, and the related consolidated statements of income and cash flows for the three-month period then ended. These financial statements are the responsibility of the Company's management.

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




Arthur Andersen LLP
Hartford, Connecticut
January 31, 1996

YANKEE ENERGY SYSTEM, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and
Results of Operations


This section contains management's assessment of the financial condition of Yankee Energy System, Inc. (the Company or Yankee Energy) and the principal factors which had an impact on the results of operations in the periods presented. This discussion should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended September 30, 1995, including the audited consolidated financial statements (and notes thereto) incorporated by reference therein.


FINANCIAL CONDITION
Overview

Consolidated earnings per share were $0.95 for the three months ended December 31, 1995 based on 10,408,970 average common shares, compared to $0.73 per share for the same period a year earlier based on 10,287,683 average common shares. The Company issued 25,026 new shares of common stock under its Shareholder Investment Plan and 520 new shares under its Long-Term Incentive Plan during the three months ended December 31, 1995.

The increase in earnings for the three month period ended December 31, 1995, was primarily due to an increase in firm sales resulting from weather that was 20 percent colder than last year and 2 percent colder than normal. The colder weather caused a 20 percent increase in firm gas heating sales and contributed to an increase in operating margin of $6 million or 16 percent.

This increase was partially offset by higher income tax expense as a result of increased income from operations and a higher effective tax rate for this quarter compared to last year.


RESULTS OF OPERATIONS
COMPARISON OF THE FIRST QUARTER OF FISCAL 1996 WITH THE FIRST
QUARTER OF FISCAL 1995

REVENUES AND SALES

Operating revenues increased $15.9 million in the first quarter of fiscal 1996 compared with the same period in the prior fiscal year. The components of the change in operating revenues are as follows:


                                            Changes in
                                         Operating Revenues
                                         Increase/(Decrease)
                                        (Millions of Dollars)

Firm and other
  (excluding gas cost recoveries):
  Sales, transportation and other            $ 6.8
                                              ____
     Subtotal - Firm and other                 6.8
                                              ____

Interruptible (excluding gas cost recoveries):
  Sales and transportation                    (0.3)
                                              _____
     Subtotal - Interruptible                 (0.3)
                                              _____

Total - Excluding gas cost recoveries          6.5

Plus:  Gas cost recoveries                     9.4
                                              _____

Total change in operating revenues           $15.9
                                             ______
                                             ______

The corresponding changes in the Company's throughput were as follows:


                         Quarter Ended December 31,
                              (Mcf - thousands)
                         1995      1994      Increase/(Decrease)
Firm sales
  and transportation     10,623     8,860         1,763
Interruptible sales
  and transportation      2,880     3,189          (309)
                         ______     _____         ______
Total                    13,503    12,049         1,454
                         ______    ______         ______
                         ______    ______         ______


Firm and other revenues (excluding gas cost recoveries) increased for the first quarter of fiscal 1996 compared to the same period in fiscal 1995 due to a 20 percent increase in firm sales resulting from weather that was 20 percent colder this year compared to last year.

Interruptible margin decreased $0.3 million for the three months ended December 31, 1995 compared to the three months ended
December 31, 1994 primarily due to higher gas prices for interruptible customers who can use alternative fuels.

Gas cost recoveries increased due to higher firm sales in the first quarter of fiscal 1996 compared to the same period in fiscal 1995 and higher per-unit gas costs.


COST OF GAS

Cost of gas increased $9.6 million for the three months ended December 31, 1995 compared to the three months ended December 31, 1994 due to higher gas prices and higher firm sales along with the recovery of undercollected gas costs in the first quarter of fiscal 1996 compared to the same period a year earlier.

The components of cost of gas were as follows:

                                      Quarter Ended December 31,
                                        1995                1994
                                        ____                ____
                                          (Millions of Dollars)

Actual gas purchases                   $46.2               $40.9
Effect of purchased gas adjustment
 (PGA) clause                            7.2                 2.9
                                       _____               _____
Total expense                          $53.4               $43.8
                                       _____               _____
                                       _____               _____


OTHER OPERATING EXPENSES

Total other operating expenses increased $0.6 million in the first quarter of fiscal 1996 compared with the same period in the prior year as a result of the following items:

Operations and maintenance expenses increased $0.7 million in the first quarter of fiscal 1996 compared to the first quarter of fiscal 1995 due primarily to higher uncollectible accounts expense as a result of increased revenues due to colder weather. These increases were offset by a reduction in payroll as a result of the company-wide business transformation.

Federal and state income taxes, including the portion contained in Other Income, increased $2.8 million due to higher income from operations and a higher effective tax rate in the first quarter of fiscal 1996 compared to the same period in fiscal 1995.

Other income increased $0.4 million in the first quarter of fiscal 1996 compared to the first quarter of fiscal 1995 due to higher earnings associated with Housatonic's investment in Iroquois.

Interest charges increased $0.2 million for the three months ended December 31, 1995 compared to the same period ended
December 31, 1994 due to an increase in short-term borrowings.


LIQUIDITY AND CAPITAL RESOURCES

Cash and temporary cash investments at December 31, 1995 totaled $1.1 million. Principal sources of cash for the three months ended December 31, 1995 were net income and the overcollection of gas costs. These funds were used primarily to reduce short-term debt, meet sinking fund requirements, dividend payments and capital expenditures.

Expenditures for utility plant and other investments totaled $4.9 million for the first three months of fiscal 1996. During the first three months of fiscal 1996, construction additions were supported by short-term debt.

The seasonal nature of gas revenues, inventory purchases and construction expenditures create a need for short-term borrowing to supplement internally generated funds. As of December 31, 1995, Yankee Gas had a revolving line of credit with a group of five banks of $60 million. Under the agreement, funds may be borrowed on a short-term revolving basis using either fixed or variable rate loans. Yankee Gas also had uncommitted credit lines of $27 million as of December 31, 1995. At December 31, 1995, Yankee Gas had $32.8 million outstanding on its agreements. In addition, Yankee Energy had $12.4 million outstanding at December 31, 1995 on its $15 million committed line of credit.

The long-term credit needs of Yankee Gas are being met by a first mortgage bond indenture which provides for the issuance of bonds from time to time, subject to certain issuance tests.


On February 1, 1996, the Company's system real estate subsidiary, NorConn Properties, Inc., secured a $6 million bank term loan to refinance the Company's headquarters building for $4 million and to permanently finance the Company's new East Windsor service building for $2 million. Under the agreement, the interest rate is fixed at 6.24 percent for the seven year term of the loan and provides for an annual $0.3 million sinking fund payment. Other provisions of the agreement are for a parent guarantee and an assignment of rents. The refinancing of the headquarters building (9.55 percent interest rate) required the payment of a $0.2 million pre-payment penalty.

The Company has entered into fixed revenue-rate contracts with two customers for the delivery of natural gas. The Company has hedged these commitments with the purchase of natural gas swaps. In order to satisfy certain provisions of the arrangement, the Company has provided a letter of credit for $3.25 million. The Company's results of operations are unaffected by the hedge transaction given that it passes through the cost of the hedge to either the commodity trading firm or its customer depending on the difference in the fixed and floating prices for gas.

For the three months ended December 31, 1995, the Company issued
25,026 new shares of common stock under the Company's Shareholder
Investment Plan and 520 shares under its Long-Term Incentive
Plan.

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



                               YANKEE ENERGY SYSTEM, INC.

                               __________________________
                                     (Registrant)



Date February 13, 1996        /s/ Michael E. Bielonko

                               ___________________________
                                   Michael E. Bielonko
                                  Vice President and
                                  Chief Financial Officer



Date February 13, 1996        /s/  Nicholas A. Rinaldi

                               ___________________________
                                   Nicholas A. Rinaldi
                                       Controller