Form 10-Q
period 1996-03-31
YANKEE ENERGY SYSTEM INC
filed 1996-05-14
CIK 849210

                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549
                              ______________
                                 FORM 10-Q
                               ____________

(MARK ONE)
          /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
               OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996 OR

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

                    Yes __X__       No ____

                   APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

NUMBER OF SHARES OF COMMON STOCK ($5.00 PAR VALUE)
OUTSTANDING AT APRIL 30, 1996                10,449,554

YANKEE ENERGY SYSTEM, INC. AND SUBSIDIARIES

TABLE OF CONTENTS




PART I.   FINANCIAL INFORMATION

          Item 1.   Financial Statements

               Consolidated Balance Sheets:
               March 31, 1996 and September 30, 1995

               Consolidated Statements of Income:
               Three and Six Months Ended March 31, 1996
               and 1995

               Consolidated Statements of Cash Flows:
               Six Months Ended March 31, 1996
               and 1995

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



PART II.  OTHER INFORMATION


          Item 4.   Submission of Matters to a Vote
                    of Security Holders

          Item 5.   Other Information

          Item 6.   Exhibits and Reports on Form 8-K

          Signatures

                       PART 1. FINANCIAL INFORMATION
                YANKEE ENERGY SYSTEM, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS

                                      March 31,  September 30,
                                        1996         1995
                                      ________  _________
                                     (Unaudited)
                                      (Thousands of Dollars)

ASSETS
Utility Plant, at original cost      $491,412   $488,540
  Less:  Accumulated provision for
         depreciation                 174,447    174,522
                                     ________   ________
                                      316,965    314,018
Construction work in progress           9,954     10,852
                                     ________   ________

   Total Net Utility Plant            326,919    324,870
                                     ________   ________

Other Property and Investments         32,368     30,565
                                     ________   ________
Current Assets:
  Cash and temporary cash
    investments                           369        725
  Accounts receivable, net             65,651     22,044
  Fuel supplies                         2,787     10,611
  Other materials and supplies          1,671      1,625
  Recoverable gas costs                   747      1,713
  Accrued utility revenues             15,965      5,638
  Prepaid taxes                          ---         281
  Other                                 4,344      4,069
                                      _______    _______
   Total Current Assets                91,534     46,706
                                      _______    _______

  Deferred Gas Costs                     ---       2,261
  Recoverable Environmental
    Cleanup Costs                      37,230     38,331
  Recoverable Income Taxes             21,681     27,575
  Recoverable Postretirement
    Benefits Costs                      1,375      2,390
  Other Deferred Debits                10,421      6,603
                                      _______    _______

   Total Assets                      $521,528   $479,301
                                      _______   ________
                                      _______   ________

The accompanying notes are an integral part of these financial statements.


                YANKEE ENERGY SYSTEM, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS

                                     March 31,  September 30,
                                        1996        1995
                                     _________  ____________
                                     (Unaudited)
                                      (Thousands of Dollars)
CAPITALIZATION AND LIABILITIES

Capitalization:
  Common shares - $5.00 par value.
  Authorized 20,000,000 shares; 10,446,515
  shares outstanding at March 31, 1996
  and 10,396,522 outstanding at
  September 30, 1995                 $ 52,233   $ 51,982
  Capital surplus, paid in             87,813     86,862
  Retained earnings                    33,309     14,709
  Employee stock ownership
    plan guarantee                     (1,400)    (1,800)
                                      ________   ________
  Total Common Shareholders' Equity   171,955    151,753
  Long-term debt, net of
    current portion                   142,649    141,049
                                      _______    _______
     Total Capitalization             314,604    292,802
                                      _______    _______
Current Liabilities:
  Notes payable to banks               12,410     28,525
  Long-term debt, current portion       4,017      5,917
  Accounts payable                     20,727     18,300
  Accrued interest                      3,577      3,569
  Accrued taxes                        27,590       ---
  Refundable gas costs                    ---        697
  Other                                 7,240      6,555
                                      _______    _______
     Total Current Liabilities         75,561     63,563
                                      _______    _______
Deferred Gas Costs                     19,411       ---
Accumulated Deferred Income Taxes      33,792     39,513
Unfunded Deferred Income Taxes         21,646     27,557
Accumulated Deferred Investment
  Tax Credits                           9,269      9,457
Reserve for Environmental
  Cleanup Costs                        35,000     35,000
Unfunded Postretirement
  Benefits Costs                        2,875      2,390
Other Deferred Credits                  9,370      9,019
                                       ______    _______
Commitments and Contingencies (Note 3)

     Total Capitalization and
        Liabilities                  $521,528   $479,301
                                     ________   ________
                                     ________   ________

The accompanying notes are an integral part of these financial statements.


                YANKEE ENERGY SYSTEM, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                     Three Months Ended
                                          March 31,
                                       1996       1995
                                     _______    ______
                                     (Thousands of Dollars,
                                      except share information)

Operating Revenues                   $139,572   $116,756
Less:  Cost of Gas                     80,547     63,162
                                      _______    _______
  Revenues, net of cost of gas         59,025     53,594
                                      _______    _______
Other Operating Expenses:
  Operations                           14,807     15,017
  Maintenance                           1,744      1,882
  Depreciation                          4,137      4,371
  Federal and state income taxes       11,492      9,560
  Taxes other than income taxes         8,464      7,596
  Organizational charges                   25        593
                                      _______    _______
     Total Other Operating Expenses    40,669     39,019
                                      _______    _______

Operating Income                       18,356     14,575

Other Income, net                         887      1,223
                                      _______    _______
Income Before Interest Charges         19,243     15,798

Interest Charges, net                   3,917      4,048
                                      _______    _______

Net Income                           $ 15,326   $ 11,750
                                      _______    _______
                                      _______    _______

Total Earnings per Common Share      $   1.47   $   1.14
                                      _______    _______
                                      _______    _______
Common Shares
  Outstanding (Average)              10,432,707 10,312,933
                                     __________ __________
                                     __________ __________

The accompanying notes are an integral part of these financial statements.

                YANKEE ENERGY SYSTEM, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                       Six Months Ended
                                          March 31,
                                       1996       1995
                                       ____       ____
                                        (Thousands of Dollars,
                                      except share information)

Operating Revenues                   $237,730   $199,040
Less:  Cost of Gas                    133,966    106,943
                                      _______    _______
  Revenues, net of cost of gas        103,764     92,097
                                      _______    _______
Other Operating Expenses:
  Operations                           27,966     27,615
  Maintenance                           3,231      3,279
  Depreciation                          8,287      8,421
  Federal and state income taxes       19,197     14,485
  Taxes other than income taxes        14,095     12,877
  Organizational charges                  118        593
                                      _______    _______
    Total Other Operating Expenses     72,894     67,270
                                      _______    _______

Operating Income                       30,870     24,827

Other Income, net                       2,163      2,142
                                      _______    _______
Income Before Interest Charges         33,033     26,969

Interest Charges, net                   7,869      7,760
                                      _______    _______
Net Income                           $ 25,164   $ 19,209
                                      _______    _______
                                      _______    _______

Total Earnings per Common Share      $   2.42   $   1.86
                                      _______    _______
                                      _______    _______
Common Shares
  Outstanding (Average)            10,420,839 10,300,308
                                    __________ __________
                                    __________ __________

The accompanying notes are an integral part of these financial statements.

                YANKEE ENERGY SYSTEM, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                     Six Months Ended
                                        March 31,
                                     __________________
                                     1996       1995
                                     ____       ____
                                     (Thousands of Dollars)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                         $25,164    $19,209
  Adjusted for the following:
    Depreciation                       8,287      8,421
    Equity earnings from investments  (2,641)    (2,494)
    Deferred income taxes, net        (6,498)    (7,896)
    Deferred gas costs activity and
      other non-cash items            21,339     21,145
  Changes in working capital:
    Accounts receivable and accrued
      utility revenues               (54,465)   (31,624)
    Accounts payable                   2,427     (2,326)
    Accrued taxes                     28,108     24,005
    Other working capital
      (excludes cash)                  8,769      9,353
                                     _______    _______
Net cash provided by
  operating activities                30,490     37,793
                                     _______    _______
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock               250        221
  Premium on common stock              1,185        699
  Retirement of long-term debt        (2,450)    (5,300)
  Issuance of long-term debt           2,150        ---
  Decrease in short-term debt        (16,115)   (13,000)
  Cash dividends-preferred stock        ---         ---
  Cash dividends-common stock         (6,561)    (6,282)
                                     ________   ________
Net cash used for financing
   activities                        (21,541)   (23,662)

                                     ________   ________
INVESTMENT IN PLANT AND OTHER:
  Utility Plant, net of allowance for other
   funds used during construction     (9,880)    (9,429)
  Other property and investments      (1,000)       ---
  Iroquois distribution                1,575        735
                                     _______    ________
Net cash used for plant and other
   investments                        (9,305)    (8,694)
                                     ________    _______

Net (Decrease)/Increase in Cash and Temporary
   Cash Investments for the Period      (356)     5,437
Cash and Temporary Cash Investments,
   beginning of period                   725        602
                                     ________   ________
Cash and Temporary Cash Investments
   end of period                     $   369    $ 6,039
                                     ________   _______
                                     ________   _______
Supplemental Cash Flow Information:
  Cash paid during the period for:
  Interest, net of amounts
   capitalized                       $ 6,952    $ 7,400
  Income taxes                       $ 6,304    $ 2,470


The accompanying notes are an integral part of these financial statements.

YANKEE ENERGY SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1)  GENERAL

The accompanying unaudited consolidated financial statements should be read in conjunction with the Annual Report of Yankee Energy System, Inc. (Yankee Energy or the Company) on Form 10-K for the fiscal year ended September 30, 1995 (1995 Form 10-K), including the audited financial statements (and notes thereto) incorporated by reference therein and the Company's quarterly report on Form 10-Q for the quarter ended December 31, 1995 (First Quarter Form 10-Q). In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of the Company as of March 31, 1996, and its results of operations for the three and six months ended March 31, 1996 and 1995 and cash flows for the six months ended March 31, 1996 and 1995. The results of operations for the three and six months ended March 31, 1996 and 1995 are not necessarily indicative of the results expected for a full year, due mainly to the highly seasonal nature of the gas business.


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


3)  COMMITMENTS AND CONTINGENCIES

TRANSITION COSTS - ORDER NO. 636: The three major pipeline systems serving Yankee Gas (Iroquois Gas Transmission System, Tennessee Gas Pipeline Company and Algonquin Gas Transmission Company and its affiliate, Texas Eastern Transmission Company), have all restructured their services pursuant to Federal Energy Regulatory Commission (FERC) Order No. 636. Through March 31, 1996, Yankee Gas has paid and recovered, in accordance with the July 8, 1994 DPUC decision, approximately $14.6 million of transition costs and an additional $0.4 million are anticipated. To date, Yankee Gas has collected $26.8 million through a combination of gas supplier refunds, deferred gas costs credits and excess interruptible margins. These excess collections of approximately $12.2 million have been applied against certain deferred expense items in accordance with a January 3, 1996 DPUC decision. Please see Part II, Item 6b for a further description of this decision.


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

Of the two gas service hedging agreements currently in force, only one is material relative to the significance of gas volumes being hedged. This agreement has a ten year term and requires the Company to supply approximately one BCF of gas per year, with relatively low margin, at a fixed price beginning August 1, 1995. The price is allowed to escalate by a predetermined rate every year after the first year. The commodity swap contract for this hedging agreement was executed August 17, 1994. The Company is responsible for margin calls collateralizing the commodity swap contract from August 17, 1994 through the term of the gas service agreement. Currently, the Company has a letter of credit in the amount of $3.5 million issued to the commodity trading firm collateralizing the commodity contract.

There have been no other material developments in this area. For a detailed description of the items that comprise commitments and contingencies of the Company, see the 1995 Form 10-K.


4)  ORGANIZATIONAL CHARGES

The Company is currently undergoing a company-wide business transformation review, the objectives of which are to improve the efficiency of business processes, reduce costs and increase revenues. To date, the Company has incurred $5.5 million of organizational charges of which $5.4 million was recorded in fiscal year 1995. Management does not anticipate additional significant charges in connection with business transformation.


5)  TEMPORARY CASH INVESTMENTS

The Company's temporary cash investments consist of highly liquid investments with insignificant interest rate risk and original maturities of three months or less at date of acquisition.


6)  OTHER

The Company issued 24,147 new shares of common stock during the three months ended March 31, 1996 under its Shareholder
Investment Plan and 300 shares under its Long-Term Incentive
Plan.


7)  SUBSEQUENT EVENT - SALE OF INTEREST IN IROQUOIS

On April 30, 1996 Yankee Energy sold its entire 10.5 percent interest in the Iroquois Pipeline. The Company received approximately $22.2 million under the terms of the sale which reflected a net after-tax gain of $2.5 million, or $0.24 per share, to be realized in the third quarter of fiscal year 1996.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Management of
Yankee Energy System, Inc.:


We have reviewed the accompanying consolidated balance sheet of Yankee Energy System, Inc. (a Connecticut corporation) and subsidiaries (the Company) as of March 31, 1996, and the related consolidated statements of income for the three month and six month periods then ended and cash flows for the six month period then ended. These financial statements are the responsibility of the Company's management.

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






                                      Arthur Andersen LLP
Hartford, Connecticut
May 1, 1996

YANKEE ENERGY SYSTEM, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and
Results of Operations


This section contains management's assessment of the financial condition of Yankee Energy System, Inc. (the Company or Yankee Energy) and the principal factors which had an impact on the results of operations in the periods presented. This discussion should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended September 30, 1995, including the audited consolidated financial statements (and notes thereto) incorporated by reference therein, and the Company's quarterly report on Form 10-Q for the quarter ended December 31, 1995.


FINANCIAL CONDITION
OVERVIEW

Consolidated earnings per share for the quarter ended March 31, 1996 were $1.47 based on 10,432,707 average common shares, compared to $1.14 per share earned for the same period a year earlier. For the six months ended March 31, 1996, earnings were $2.42 per share based on 10,420,839 average common shares compared to $1.86 per share for the six months ended March 31, 1995. The Company issued 24,147 new shares of common stock during the three months ended March 31, 1996 under its Shareholder Investment Plan and 300 shares under its Long-Term Incentive Plan.

The increase in earnings for the three and six month periods ended March 31, 1996 were due to weather that was approximately 14 and 16 percent colder respectively, compared to the same periods a year earlier. This colder weather caused firm sales to increase approximately 16 and 18 percent for the three and six month periods ended March 31, 1996 respectively, compared to the same periods a year earlier. This contributed to an increase in operating margin of $5 million or 10 percent and $12 million or 13 percent for the three and six month periods ended March 31, 1996 respectively, compared to the same periods a year earlier.

The Company recorded higher income tax expense as a result of higher pre-tax net income partially offset by a lower effective tax rate created by the true-up of book vs. tax differences related to the calendar 1995 tax return for the three month period ended March 31, 1996 compared to the same period a year earlier. For the six months ended March 31, 1996 the Company recorded a higher income tax expense compared to the six months ended March 31, 1995, primarily due to higher pre-tax net income.


RESULTS OF OPERATIONS

COMPARISON OF THE SECOND QUARTER OF FISCAL 1996 WITH THE SECOND
QUARTER OF FISCAL 1995


REVENUES AND SALES

Operating revenues increased $22.8 million in the second quarter of fiscal 1996 compared with the same period in the prior fiscal year. The components of the change in operating revenues are as follows:

                                 Changes in Operating Revenues

                                  (Millions of Dollars)
                                   Increase/(Decrease)
Firm and other
(excluding gas cost recoveries):
  Sales, transportation and other         $  6.5
                                            _____
Subtotal - Firm and other                    6.5
                                            _____
Interruptible/off system sales and
  transportation
  (excluding gas cost recoveries):          (0.1)
                                            _____
Total - Excluding gas cost recoveries        6.4

Plus:  Gas cost recoveries                  17.4
       Amount applied to transition costs   (1.0)
                                           _____

Total change in operating revenues        $ 22.8
                                           ______
                                           ______

The corresponding changes in the Company's throughput were as follows:

                         Quarter Ended March 31,
                         1996      1995    Increase/(Decrease)
                            (Mcf - thousands)
Firm sales and
  transportation         14,471    12,429   2,042
Interruptible/off system
  sales and
  transportation          2,275     3,466  (1,191)
                         ______    ______   ______
Total                    16,746    15,895     851
                         ______    ______   ______
                         ______    ______   ______


Firm and other revenues (excluding gas cost recoveries) increased for the second quarter of fiscal 1996 compared to the same period in fiscal 1995 due to a 16 percent increase in firm sales resulting from weather that was 14 percent colder this year compared to last year.

Interruptible margin decreased $0.1 million for the three months ended March 31, 1996 compared to the three months ended March 31, 1995 primarily due to colder weather resulting in less usage by interruptible customers who can use alternative fuels.

Gas cost recoveries increased due to higher firm sales in the second quarter of fiscal 1996 compared to the same period in fiscal 1995 and higher per-unit gas costs.

COST OF GAS

Cost of gas increased $17.4 million for the three months ended March 31, 1996 compared to the three months ended March 31, 1995 due to higher firm sales and per-unit gas costs along with the recovery of undercollected gas costs in the second quarter of fiscal 1996 compared to the same period a year earlier.

The components of cost of gas were as follows:

                                   Quarter Ended March 31,
                                    1996        1995
                                     (Millions of Dollars)

Actual gas purchases               $61.6       $48.0
Effect of purchased gas adjustment
  (PGA) clause                      19.0        15.2
                                   _____       _____
Total expense                      $80.6       $63.2
                                   _____       _____
                                   _____       _____


OTHER OPERATING EXPENSES

Total other operating expenses increased $1.6 million in the second quarter of fiscal 1996 compared with the same period in the prior year as a result of the following items:

Operations and maintenance expenses decreased $0.3 million in the second quarter of fiscal 1996 compared to the second quarter of fiscal 1995 due to the effect of higher outside services expenses recorded in 1995. These expenses were primarily related to the Company-wide business transformation and were partially offset by higher uncollectible accounts expense as a result of increased revenues in fiscal year 1996 due to colder weather.

Federal and state income taxes, including the portion contained in Other Income, increased $1.8 million due to higher income from operations offset by a lower effective tax rate created by the true-up of book vs. tax differences related to the calendar 1995 tax return in the second quarter of fiscal 1996 compared to the same period in fiscal 1995.

Taxes other than income taxes increased $0.9 million for the three months ended March 31, 1996 compared to the three months ended March 31, 1995 primarily due to higher Connecticut Gross Earnings taxes resulting from increased revenues in the current period compared to the same period a year earlier.

Other income (excluding federal and state income taxes) decreased $0.5 million in the second quarter of fiscal 1996 compared to the second quarter of fiscal 1995 due to lower earnings associated with Housatonic's investment in Iroquois Gas Transmission System, L.P. (Iroquois) primarily related to additional remediation costs. These expenses were incurred primarily as a result of certain environmental allegations by State and Federal authorities. For further information see the 1995 Form 10-K. A premium associated with the early retirement of a NorConn Properties, Inc. (NorConn) note contributed to the decrease in other income.

Interest charges decreased $0.1 million for the three months ended March 31, 1996 compared to the same period ended March 31, 1995 due to a decrease in long-term debt.


COMPARISON OF THE FIRST SIX MONTHS OF FISCAL 1996 WITH THE FIRST
SIX MONTHS OF FISCAL 1995

REVENUES AND SALES

Operating revenues increased $38.6 million in the first six months of fiscal 1996 compared with the same period in the prior fiscal year. The components of the change in operating revenues are as follows:

                             Changes in Operating Revenues
                                 (Millions of Dollars)
                                  Increase/(Decrease)
Firm and other
  (excluding gas costs recoveries):
  Sales, transportation and other       $ 13.3
                                        _______
Subtotal - Firm and other                 13.3
                                        _______
Interruptible/off system sales
  and transportation
  (excluding gas cost recoveries):        (0.5)
                                        _______
Total - Excluding gas cost recoveries     12.8

Plus:  Gas cost recoveries                27.0
       Amount applied to transition
         costs                            (1.2)
                                        _______

Total change in operating revenues      $ 38.6
                                        _______
                                        _______

The corresponding changes in the Company's throughput were as follows:


                           Six Months Ended March 31,
                         1996      1995    Increase/(Decrease)
                         (Mcf - thousands)
Firm sales and
  transportation         24,875    20,975   3,900
Interruptible/off system
  sales and
  transportation          5,374     6,969  (1,595)
                         ______    _______ ______
Total                    30,249    27,944   2,305
                         _______   ______  ______


Firm and other revenues (excluding gas cost recoveries) increased for the first six months of fiscal 1996 compared to the same period in fiscal 1995 due to an 18 percent increase in firm sales resulting from weather that was 16 percent colder this year compared to last year.

Interruptible margin decreased $0.5 million for the six months ended March 31, 1996 compared to the six months ended March 31, 1995 primarily due to colder weather resulting in less usage by interruptible customers who can use alternative fuels.

Gas cost recoveries increased due to higher firm sales in the second quarter of fiscal 1996 compared to the same period in fiscal 1995 and higher per-unit gas costs.

COST OF GAS

Cost of gas increased $27.0 million for the six months ended March 31, 1996 compared to the six months ended March 31, 1995 due to higher firm sales and per-unit gas costs along with the recovery of undercollected gas costs in fiscal 1996 compared to fiscal 1995.

The components of cost of gas were as follows:

                               Six Months Ended March 31,
                                    1996    1995
                                (Millions of Dollars)
Actual gas purchases               $107.8  $ 88.9
Effect of purchased gas
  adjustment (PGA) clause            26.2    18.0
                                    _____  ______
Total expense                      $134.0  $106.9
                                   ______  ______
                                   ______  ______


OTHER OPERATING EXPENSES

Total other operating expenses decreased $5.6 million in the first six months of fiscal 1996 compared with the same period in the prior year as a result of the following items:

Operations and maintenance expenses increased $0.3 million in the first six months of fiscal 1996 compared with the same period a year earlier due to higher uncollectible accounts expense related to higher revenue. This increase was partially offset by lower payroll and benefits expenses in the first six months of this fiscal year compared to the first six months of last fiscal year.

Federal and state income taxes, including the portion contained in Other Income, increased $4.6 million resulting primarily from higher pre-tax net income from operations compared to last year.

Taxes other than income taxes increased $1.2 million for the six months ended March 31, 1996 compared to the six months ended March 31, 1995 primarily due to higher Connecticut Gross Earnings taxes resulting from higher revenues in fiscal 1996, and higher municipal taxes.

Other income (excluding federal and state income taxes) decreased $0.1 million in the first six months of fiscal 1996 due to lower earnings associated with Housatonic's investment in Iroquois due to remediation expenses. This decrease is also due to a premium paid as a result of the retirement of long-term debt by NorConn.

Interest charges decreased $0.1 million for the six months ended
March 31, 1996 compared to the same period ended March 31, 1995 due to a decrease in long-term debt partially offset by increased interest on the Company's PGA balance.

LIQUIDITY AND CAPITAL RESOURCES

Cash and temporary cash investments at March 31, 1996 totaled $0.4 million. Principal sources of cash for the six months ended March 31, 1996 were net income and the overcollection of gas costs. These funds were used primarily to reduce short-term debt, meet sinking fund requirements, dividend payments and capital expenditures. Additionally, cash flows decreased as a result of the large accounts receivable balance as of March 31, 1996, which is typical due to the highly seasonal nature of the Company's revenues. The Company expects that cash provided from accounts receivable will increase in the next six months as those balances are converted into cash.

Expenditures for utility plant and other investments totaled
$10.9 million for the first six months of fiscal 1996, reflecting a $1.5 million increase from the same period in fiscal 1995.
During the first six months of fiscal 1996, construction additions were supported by short-term debt.

The seasonal nature of gas revenues, inventory purchases and construction expenditures create a need for short-term borrowing to supplement internally generated funds. As of March 31, 1996, Yankee Gas had a revolving line of credit with a group of five banks of $60 million. Under the agreement, funds may be borrowed on a short-term revolving basis using either fixed or variable rate loans. Yankee Gas also had uncommitted credit lines to $27 million as of March 31, 1996. At March 31, 1996, Yankee Gas had $1.5 million outstanding on its agreements. In addition, Yankee Energy had $10.9 million outstanding at March 31, 1996 on its $15 million committed line of credit.

The long-term credit needs of Yankee Gas are being met by a first mortgage bond indenture which provides for the issuance of bonds from time to time, subject to certain issuance tests. At March 31, 1996, indenture requirements, including the required coverage ratio, would allow for the issuance of an additional $141 million of bonds at an assumed interest rate of 7.6 percent.

The Company has entered into fixed revenue-rate contracts with two customers for the delivery of natural gas. The Company has hedged these commitments with the purchase of natural gas swaps. In order to satisfy certain provisions of the arrangement, the Company has provided a letter of credit for $3.5 million. The Company's results of operations are unaffected by the hedge transaction given that it passes through the cost of the hedge to either the commodity trading firm or its customer depending on the difference in the fixed and floating prices for gas.

For the six months ended March 31, 1996, the Company issued
49,173 new shares of common stock under the Company's Shareholder
Investment Plan and 820 shares under its Long-Term Incentive
Plan.

PART II - OTHER INFORMATION


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Yankee Energy Shareholders on February 23, 1996, the following directors were elected to three-year terms expiring at the 1999 Annual Meeting: Sanford Cloud, Jr. and Nicholas L. Trivisonno. Mr. Cloud received 8,615,974 votes for and 215,920 votes against. Mr. Trivisonno received 8,637,380 votes for and 194,514 votes against. Directors continuing in office are Frederick M. Lowther, Leonard A. O'Connor, Emery G. Olcott, Eileen S. Kraus and Branko Terzic. Shareholders also ratified the appointment of Arthur Andersen LLP as the Company's independent auditors. Arthur Andersen LLP received 8,511,756 votes for and 181,703 votes against with 138,434 votes abstain.

A Non-Employee Director Deferred Compensation Plan (the "Plan") was approved at the 1996 Annual Meeting. The vote was 7,664,101 for, 678,323 against with 446,327 abstain and 43,143 no votes. The purpose of the Plan is to attract and retain non-employee directors capable of furthering the future success of the Company and to further align their interests with the Company's other shareholders by increasing their proprietary interest in the Company.


Item 5. OTHER INFORMATION

None.


Item 6. EXHIBITS AND REPORTS ON FORM 8-K

a.  Exhibits

Exhibit 27 - Financial Data Schedule

b.  Reports on Form 8-K

One report on Form 8-K, dated January 24, 1996, was filed with the Securities and Exchange Commission during the quarter covered by this report, reporting in Item 5 the recovery of certain deferred expense items through the application of transition credits in exchange for Yankee Gas agreeing not to increase its rates before October 1, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                YANKEE ENERGY SYSTEM, INC.
                                __________________________
                                      (Registrant)





Date:  May 14, 1996             /s/ Michael E. Bielonko
                                ___________________________
                                Michael E. Bielonko
                                Vice President and
                                Chief Financial Officer



Date:  May 14, 1996             /s/ Nicholas A. Rinaldi
                                ___________________________
                                Nicholas A. Rinaldi
                                Controller