Form 10-Q
period 1996-06-30
YANKEE ENERGY SYSTEM INC
filed 1996-08-12
CIK 849210

                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549
                              ______________
                                 FORM 10-Q
                               ____________

(MARK ONE)
          /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
               OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996 OR

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

                    Yes __X__       No ____

                   APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

NUMBER OF SHARES OF COMMON STOCK ($5.00 PAR VALUE)
OUTSTANDING AT JULY 31, 1996                        10,449,554

YANKEE ENERGY SYSTEM, INC. AND SUBSIDIARIES

TABLE OF CONTENTS




PART I.   FINANCIAL INFORMATION

          Item 1.   Financial Statements

               Consolidated Balance Sheets:
               June 30, 1996 and September 30, 1995

               Consolidated Statements of Income:
               Three and Nine Months Ended June 30, 1996
               and 1995

               Consolidated Statements of Cash Flows:
               Nine Months Ended June 30, 1996
               and 1995

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

          Item 2.   Management's Discussion and Analysis
                    of Financial Condition and Results
                    of Operations



PART II.  OTHER INFORMATION


          Item 5.   Other Information

          Item 6.   Exhibits and Reports on Form 8-K

          Signatures

                       PART 1. FINANCIAL INFORMATION
                YANKEE ENERGY SYSTEM, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS

                                      June 30,  September 30,
                                        1996         1995
                                      ________  _________
                                     (Unaudited)
                                      (Thousands of Dollars)

ASSETS
Utility Plant, at original cost      $495,274   $488,540
  Less:  Accumulated provision for
         depreciation                 176,982    174,522
                                     ________   ________
                                      318,292    314,018
Construction work in progress          10,706     10,852
                                     ________   ________

   Total Net Utility Plant            328,998    324,870
                                     ________   ________

Other Property and Investments         12,792     30,565
                                     ________   ________
Current Assets:
  Cash and temporary cash
    investments                        25,081        725
  Accounts receivable, net             35,501     22,044
  Fuel supplies                         5,809     10,611
  Other materials and supplies          1,615      1,625
  Recoverable gas costs                   245      1,713
  Accrued utility revenues              5,901      5,638
  Prepaid taxes                          ---         281
  Other                                 3,300      4,069
                                      _______    _______
   Total Current Assets                77,452     46,706
                                      _______    _______

  Deferred Gas Costs                     ---       2,261
  Recoverable Environmental
    Cleanup Costs                      32,080     38,331
  Recoverable Income Taxes             20,014     27,575
  Recoverable Postretirement
    Benefits Costs                      1,618      2,390
  Other Deferred Debits                10,099      6,603
                                      _______    _______

   Total Assets                      $483,053   $479,301
                                      _______   ________
                                      _______   ________

The accompanying notes are an integral part of these financial statements.


                YANKEE ENERGY SYSTEM, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS

                                     June 30,   September 30,
                                        1996        1995
                                     _________  ____________
                                     (Unaudited)
                                      (Thousands of Dollars)
CAPITALIZATION AND LIABILITIES

Capitalization:
  Common shares - $5.00 par value.
  Authorized 20,000,000 shares; 10,449,554
  shares outstanding at June 30, 1996
  and 10,396,522 outstanding at
  September 30, 1995                 $ 52,248   $ 51,982
  Capital surplus, paid in             87,910     86,862
  Retained earnings                    31,735     14,709
  Employee stock ownership
    plan guarantee                     (1,400)    (1,800)
                                      ________   ________
  Total Common Shareholders' Equity   170,493    151,753
  Long-term debt, net of
    current portion                   112,649    141,049
                                      _______    _______
     Total Capitalization             283,142    292,802
                                      _______    _______
Current Liabilities:
  Notes payable to banks                    5     28,525
  Long-term debt, current portion      34,017      5,917
  Accounts payable                     19,097     18,300
  Accrued interest                      3,688      3,569
  Accrued taxes                        13,123       ---
  Refundable gas costs                   ---         697
  Other                                 6,442      6,555
                                      _______    _______
     Total Current Liabilities         76,372     63,563
                                      _______    _______
Deferred Gas Costs                      8,174       ---
Accumulated Deferred Income Taxes      38,563     39,513
Unfunded Deferred Income Taxes         19,976     27,557
Accumulated Deferred Investment
  Tax Credits                           9,174      9,457
Reserve for Environmental
  Cleanup Costs                        35,000     35,000
Unfunded Postretirement
  Benefits Costs                        3,118      2,390
Other Deferred Credits                  9,534      9,019
                                       ______     ______

Commitments and Contingencies (Note 3)

     Total Capitalization and
        Liabilities                  $483,053   $479,301
                                     ________   ________
                                     ________   ________

The accompanying notes are an integral part of these financial statements.


                YANKEE ENERGY SYSTEM, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                     Three Months Ended
                                          June 30,
                                       1996       1995
                                     _______    ______
                                     (Thousands of Dollars,
                                      except share information)

Utility Operating Revenues           $ 60,061   $ 55,101
Less:  Cost of Gas                     31,339     28,341
                                      _______    _______
  Utility Revenues, net                28,722     26,760
                                      _______    _______
Nonutility Revenues                        72       ---
                                      _______    _______
  Total Revenues                       28,794     26,760
                                      _______    _______

Other Operating Expenses:
  Operations                           14,682     13,170
  Maintenance                           1,547      1,505
  Depreciation                          4,180      4,200
  Federal and state income taxes          411       (568)
  Taxes other than income taxes         5,124      4,858
  Organizational charges                   90        414
                                      _______    _______
     Total Other Operating Expenses    26,034     23,579
                                      _______    _______

Operating Income                        2,760      3,181

Other Income, net                       2,933        994
                                      _______    _______
Income Before Interest Charges          5,693      4,175

Interest Charges, net                   3,871      3,920
                                      _______    _______
Net Income                          $  1,822   $     255

                                      _______    _______
                                      _______    _______

Total Earnings
  per Common Share                   $   0.17   $   0.02
                                      _______    _______
                                      _______    _______
Common Shares
  Outstanding (Average)              10,449,554 10,348,791
                                     __________ __________
                                     __________ __________

The accompanying notes are an integral part of these financial statements.

                YANKEE ENERGY SYSTEM, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                       Nine Months Ended
                                          June 30,
                                       1996       1995
                                       ____       ____
                                        (Thousands of Dollars,
                                      except share information)

Utility Operating Revenues           $297,703   $254,141
Less:  Cost of Gas                    165,305    135,284
                                      _______    _______
  Utility Revenues, net               132,398    118,857
                                      _______    _______
Nonutility Revenues                       160       ---
                                      _______    _______
  Total Revenues                      132,558    118,857

Other Operating Expenses:
  Operations                           42,647     40,630
  Maintenance                           4,777      4,783
  Depreciation                         12,467     12,621
  Federal and state income taxes       19,608     13,917
  Taxes other than income taxes        19,220     17,735
  Organizational charges                  208      1,163
                                      _______    _______
    Total Other Operating Expenses     98,927     90,849
                                      _______    _______

Operating Income                       33,631     28,008

Other Income, net                       5,096      3,136
                                      _______    _______
Income Before Interest Charges         38,727     31,144

Interest Charges, net                  11,740     11,680
                                      _______    _______
Net Income                           $ 26,987   $ 19,464
                                      _______    _______
                                      _______    _______

Total Earnings per Common Share      $   2.59   $   1.89
                                      _______    _______
                                      _______    _______
Common Shares
  Outstanding (Average)             10,430,410 10,316,469
                                    __________ __________
                                    __________ __________

The accompanying notes are an integral part of these financial statements.


                YANKEE ENERGY SYSTEM, INC.AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                     Nine Months Ended
                                        June 30,
                                     __________________
                                     1996       1995
                                     ____       ____
                                     (Thousands of Dollars)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                         $26,987    $19,464
  Adjusted for the following:
    Depreciation                      12,468     12,621
    Equity earnings from investments  (2,756)    (3,637)
    Gain on sale of investment
      in Iroquois                     (2,688)      ---
    Deferred income taxes, net        (2,002)    (3,656)
    Deferred gas costs activity and
      other non-cash items            15,910     14,279
  Changes in working capital:
    Accounts receivable and accrued
      utility revenues               (13,720)    (3,211)
    Accounts payable                     797     (2,605)
    Accrued taxes                     13,404     11,472
    Other working capital
      (excludes cash)                  6,337      5,107
                                     _______    _______
Net cash provided by
  operating activities                54,737     49,834
                                     _______    _______
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock               265        386
  Premium on common stock                944      1,254
  Issuance of long-term debt           2,150     20,000
  Retirement of long-term debt        (2,450)   (23,300)
  Financing expenses                     ---       (261)
  Decrease in
      short-term debt                (28,520)   (13,700)
  Cash dividends-common stock         (9,957)    (9,540)
                                     ________   ________
Net cash used for financing
   activities                        (37,568)   (25,161)

                                     ________   ________
INVESTMENT IN PLANT AND OTHER:
  Utility Plant, net of allowance for other
   funds used during construction    (15,634)   (15,248)
  Other property and investments      (1,996)       ---
  Iroquois distribution                2,625        735
  Proceeds from Iroquois sale         22,192        ---
                                     _______    ________
Net cash provided by (used) for
   plant and other investments         7,187    (14,513)
                                     ________    _______

Net Increase in Cash and Temporary
   Cash Investments for the Period    24,356     10,160
Cash and Temporary Cash Investments,
   beginning of period                   725        602
                                     ________   ________
Cash and Temporary Cash Investments
   end of period                     $25,081    $10,762
                                     ________   _______
                                     ________   _______
Supplemental Cash Flow Information:
  Cash paid during the period for:
  Interest, net of amounts
   capitalized                       $10,046    $10,793
  Income taxes                       $14,213    $ 7,800


The accompanying notes are an integral part of these financial statements.

YANKEE ENERGY SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1)  GENERAL

The accompanying unaudited consolidated financial statements should be read in conjunction with the Annual Report of Yankee Energy System, Inc. (Yankee Energy or the Company) on Form 10-K for the fiscal year ended September 30, 1995 (1995 Form 10-K), including the audited financial statements (and notes thereto) incorporated by reference therein and the Company's quarterly reports on Form 10-Q for the quarters ended December 31, 1995 and March 31, 1996. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of the Company as of June 30, 1996, and its results of operations for the three and nine months ended June 30, 1996 and 1995 and cash flows for the nine months ended June 30, 1996 and 1995. The results of operations for the three and nine months ended June 30, 1996 and 1995 are not necessarily indicative of the results expected for a full year, due mainly to the highly seasonal nature of the gas business.


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


3)  COMMITMENTS AND CONTINGENCIES

TRANSITION COSTS - ORDER NO. 636: The three major pipeline systems serving Yankee Gas (Iroquois Gas Transmission System, Tennessee Gas Pipeline Company and Algonquin Gas Transmission Company and its affiliate, Texas Eastern Transmission Company), have all restructured their services pursuant to Federal Energy Regulatory Commission (FERC) Order No. 636. Through June 30, 1996, Yankee Gas has paid approximately $14.6 million of transition costs and an additional $0.4 million are anticipated. To date, Yankee Gas has collected $28.5 million through a combination of gas supplier refunds, deferred gas costs credits and excess interruptible margins. These excess collections of approximately $13.9 million have been applied against certain regulatory assets in accordance with a January 3, 1996 DPUC decision. This decision allows for the recovery of certain regulatory assets with the stipulation that Yankee Gas would not increase its rates prior to October 1, 1998.

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


4)  SUBSEQUENT EVENT - ACQUISITION

On July 18, 1996, Yankee Energy Services Company, a subsidiary of Yankee Energy System, Inc. (Yankee Energy), acquired Industrial Combustion, Inc. (ICI) of East Granby, Connecticut with field offices in Albany, New York and Boston, Massachusetts. ICI is a manufacturer and service company that provides heating, ventilating, and air conditioning services and a designer of automated temperature control systems for the industrial and commercial market.


5)   SALE OF INTEREST IN IROQUOIS

On April 30, 1996, Yankee Energy sold its entire 10.5 percent interest in the Iroquois Pipeline, an interstate pipeline. The Company received approximately $22.2 million under the terms of the sale which resulted in a net after-tax gain of $2.5 million, or $0.24 per share.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Management of
Yankee Energy System, Inc.:


We have reviewed the accompanying consolidated balance sheet of Yankee Energy System, Inc. (a Connecticut corporation) and subsidiaries (the Company) as of June 30, 1996 and the related consolidated statements of income for the three-month and nine-month periods then ended and cash flows for the nine-month period then ended. These financial statements are the responsibility of the Company's management.

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






                                      Arthur Andersen LLP
Hartford, Connecticut
July 31, 1996

YANKEE ENERGY SYSTEM, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and
Results of Operations


This section contains management's assessment of the financial condition of Yankee Energy System, Inc. (Yankee Energy or the Company) and the principal factors which had an impact on the results of operations in the periods presented. This discussion should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended September 30, 1995, including the audited consolidated financial statements (and notes thereto) incorporated by reference therein, and the Company's quarterly reports on Form 10-Q for the quarters ended December 31, 1995 and March 31, 1996.


FINANCIAL CONDITION
OVERVIEW

Consolidated earnings per share for the quarter ended June 30, 1996 were $0.17 based on 10,449,554 average common shares, compared to $0.02 per share for the same period a year earlier. The earnings for the quarter ended June 30, 1996 include the April 30, 1996 sale of the Company's Iroquois investment that resulted in a net after-tax gain of $2.5 million or $0.24 per share. For the nine months ended June 30, 1996, earnings were $2.59 per share, or $2.35 per share excluding the gain on the sale of the Company's investment in Iroquois, based on 10,430,410 average common shares compared to $1.89 per share for the nine months ended June 30, 1995. The Company issued 3,039 new shares of common stock during the three months ended June 30, 1996 under its Shareholder Investment Plan.

Excluding the gain on the Iroquois sale, earnings for the three month period ending June 30, 1996 decreased $0.09 per share compared to the three month period ending June 30, 1995. This decrease was primarily due to the reduction in earnings on the Company's investment in Iroquois which generated approximately $0.06 per share net after-tax income for the three months ended June 30, 1995. Additionally, interruptible sales decreased 17 percent for the three months ended June 30, 1996 compared to the same period a year earlier primarily due to a decrease in transportation revenue from an electric generation customer.

The increase in earnings for the nine months ended June
30, 1996 was primarily due to weather that was approximately 13 percent colder compared to the same period a year earlier. This cold weather caused firm sales to increase approximately 15 percent for the nine month period ending June 30, 1996 compared to the same period a year earlier.

The sale of the Company's investment in Iroquois, an interstate pipeline, was a critical element of the strategic plan for Yankee Energy. The Company's strategic plan focuses on placing more attention and devoting resources to the ongoing development of its energy services business through the efforts of its nonregulated subsidiary, Yankee Energy Services Company (YESCo).

In line with the Company's initiative to grow the nonregulated business, on July 18, 1996 YESCo acquired Industrial Combustion, Inc. (ICI) of East Granby, Connecticut with field offices in Albany, New York and Boston, Massachusetts. ICI is a manufacturer and service company that provides heating, ventilating, and air conditioning services and a designer of automated temperature control systems for the industrial and commercial market.


RESULTS OF OPERATIONS

COMPARISON OF THE THIRD QUARTER OF FISCAL 1996 WITH THE THIRD
QUARTER OF FISCAL 1995


REVENUES AND SALES

Operating revenues increased $4.9 million in the third quarter of fiscal 1996 compared with the same period in the prior fiscal year. The components of the change in operating revenues are as follows:

                                 Changes in Operating Revenues

                                  (Millions of Dollars)
                                   Increase/(Decrease)
Firm and other
(excluding gas cost recoveries):
  Sales, transportation and other         $  0.2
                                            _____
Subtotal - Firm and other                    0.2
                                            _____
Interruptible/off system sales and
  transportation
   (excluding gas costs recoveries):         ---
                                            _____
Total - Excluding gas cost recoveries        0.2

Plus:  Gas cost recoveries                   3.0
       Amount applied to transition costs    1.7
                                           ______
Total change in operating revenues        $  4.9
                                           ______
                                           ______

The corresponding changes in the Company's throughput were as follows:

                         Quarter Ended June 30,
                         1996      1995    Increase
                            (Mcf - thousands)
Firm sales and
  transportation          6,046     5,842     204
Interruptible/off system
 sales and transportation 2,834     3,406    (572)
                         ______    ______   ______
Total                     8,880     9,248    (368)
                         ______    ______   ______
                         ______    ______   ______


Firm and other revenues (excluding gas cost recoveries) increased for the third quarter of fiscal 1996 compared to the same period in fiscal 1995 due to an increase in firm sales resulting from favorable economic conditions.

There was no change in interruptible margin for the three months ended June 30, 1996 compared to the three months ended June 30, 1995 since the volume decrease was from a low margin sale.

Gas cost recoveries increased due to higher firm sales in the third quarter of fiscal 1996 compared to the same period in fiscal 1995 and higher per-unit gas costs.

COST OF GAS

Cost of gas increased $3.0 million for the three months ended June 30, 1996 compared to the three months ended June 30, 1995 due to higher firm sales and per-unit gas costs, along with the recovery of undercollected gas costs in the third quarter of fiscal 1996 compared to the same period a year earlier.

The components of cost of gas were as follows:

                                   Quarter Ended June 30,
                                    1996        1995
                                     (Millions of Dollars)

Actual gas purchases               $41.9       $34.3
Effect of purchased gas adjustment
  (PGA) clause                     (10.6)       (6.0)
                                   _____       _____
Total expense                      $31.3       $28.3
                                   _____       _____
                                   _____       _____


OTHER OPERATING EXPENSES

Total other operating expenses increased $2.5 million in the third quarter of fiscal 1996 compared with the same period in the prior year as a result of the following items:

Operations and maintenance expenses increased $1.6 million in the third quarter of fiscal 1996 compared to the third quarter of fiscal 1995. This increase was due to higher uncollectible accounts expense as a result of increased revenues in fiscal year 1996 attributable to colder weather, and increased expenses associated with the growth of nonregulated operations.

Federal and state income taxes, including the portion contained in Other Income, increased $0.9 million due to higher income from operations in the third quarter of fiscal 1996 compared to the same period in fiscal 1995.

Taxes other income taxes increased $0.3 million for the three months ended June 30, 1996 compared to the three months ended June 30, 1995 primarily due to higher Connecticut Gross Earnings taxes resulting from increased revenues in the current period compared to the same period a year earlier.


Other income (excluding federal and state income taxes) increased $1.9 million in the third quarter of fiscal 1996 compared to the third quarter of fiscal 1995 primarily due to the gain on the Iroquois sale. Excluding the gain on the sale of the Company's interest in Iroquois, other income decreased $0.8 million in the third quarter of fiscal 1996 compared to the third quarter of fiscal 1995. This decrease is primarily due to the reduction in earnings on the Company's Iroquois investment.

COMPARISON OF THE FIRST NINE MONTHS OF FISCAL 1996 WITH THE FIRST
NINE MONTHS OF FISCAL 1995

REVENUES AND SALES

Operating revenues increased $43.7 million in the first nine months of fiscal 1996 compared with the same period in the prior fiscal year. The components of the change in operating revenues are as follows:

                      Changes in Operating Revenues
                         (Millions of Dollars)
                            Increase/(Decrease)
Firm and other
  (excluding gas costs recoveries):
  Sales, transportation and other  $ 13.5
                                   _______
Subtotal - Firm and other            13.5
                                   _______
Interruptible/off system sales and
  transportation
  (excluding gas cost recoveries):   (0.4)
                                    ______
Total - Excluding gas cost
  recoveries                         13.1

Plus:  Gas cost recoveries           30.0
       Amount applied to
         transition costs             0.6
                                    ______
Total change in operating revenues $ 43.7
                                   _______
                                   _______

The corresponding changes in the Company's throughput were as follows:


                           Nine Months Ended June 30,
                         1996      1995    Increase/(Decrease)
                         (Mcf - thousands)
Firm sales and
  transportation         30,920    26,815     4,105
Interruptible/off system
  sales and
  transportation          8,210    10,377    (2,167)
                         ______    ______    _______
Total                    39,130    37,192     1,938
                         ______    ______    _______


Firm and other revenues (excluding gas cost recoveries) increased for the first nine months of fiscal 1996 compared to the same period in fiscal 1995 due to a 15 percent increase in firm sales resulting from weather that was 13 percent colder this year compared to last year.

Interruptible margin decreased $0.4 million for the nine months ended June 30, 1996 compared to the nine months ended June 30, 1995 primarily due to less usage by interruptible customers who can use alternative fuels.

Gas cost recoveries increased due to higher firm sales and higher per-unit gas costs in fiscal year 1996 compared to fiscal year
1995.


COST OF GAS

Cost of gas increased $30.0 million for the nine months ended June 30, 1996 compared to the nine months ended June 30, 1995 due to higher firm sales and per-unit gas costs, along with the recovery of undercollected gas costs in fiscal 1996 compared to fiscal 1995.

The components of cost of gas were as follows:

                                   Nine Months Ended June 30,
                                   1996    1995
                                   (Millions of Dollars)
Actual gas purchases               $149.7  $123.2
Effect of purchased gas
  adjustment (PGA) clause            15.6    12.1
                                    _____  ______
Total expense                      $165.3  $135.3
                                   ______  ______
                                   ______  ______


OTHER OPERATING EXPENSES

Total other operating expenses increased $8.1 million in the first nine months of fiscal 1996 compared with the same period in the prior year as a result of the following items:

Operations and maintenance expenses increased $2.0 million in the first nine months of fiscal 1996 compared with the same period a year earlier due to higher uncollectible accounts expense related to higher revenue and increased expenses associated with the growth of nonregulated operations through the first nine months of fiscal year 1996 compared to the same period a year earlier. These increases were offset by lower payroll and medical expenses resulting from last year's Business Transformation.

Federal and state income taxes, including the portion contained in Other Income, increased $5.5 million resulting from higher pre-tax net income from operations.

Taxes other than income taxes increased $1.5 million for the nine months ended June 30, 1996 compared to the nine months ended June
30, 1995 primarily due to higher Connecticut Gross Earnings taxes resulting from higher revenues in fiscal 1996 and higher municipal taxes.

Other income (excluding federal and state income taxes) increased $1.8 million in the first nine months of fiscal 1996 primarily due to the gain on the Iroquois sale and higher interest income earned from temporary cash investments through the first nine months of fiscal year 1996 compared to the same period a year earlier.

LIQUIDITY AND CAPITAL RESOURCES

Cash and temporary cash investments at June 30, 1996 totaled $25.1 million. Principal sources of cash for the nine months ended June 30, 1996 were net income, the overcollection of gas costs and the proceeds received on the sale of the Company's interest in Iroquois. These funds were used primarily to reduce short-term debt, meet sinking fund requirements, dividend payments and capital expenditures.

Expenditures for utility plant and other investments totaled
$17.6 million for the first nine months of fiscal 1996, reflecting a $2.4 million increase from the same period in fiscal
1995. During the first nine months of fiscal 1996, construction additions were supported by short-term debt and cash from operations.

The seasonal nature of gas revenues, inventory purchases and construction expenditures may create a need for short-term borrowing to supplement internally generated funds. As of June 30, 1996, Yankee Gas had a revolving line of credit of $60 million with a group of five banks. Under the agreement, funds may be borrowed on a short-term revolving basis using either fixed or variable rate loans. Yankee Gas also had uncommitted credit lines of $27 million as of June 30, 1996. At June 30, 1996, Yankee Gas had no outstanding borrowings on its agreements. In addition, Yankee Energy had no outstanding borrowings at June 30, 1996 on its $15 million committed line of credit.

The long-term credit needs of Yankee Gas are being met by a first mortgage bond indenture which provides for the issuance of bonds from time to time, subject to certain issuance tests. At June 30, 1996, indenture requirements, including the required coverage ratio, would allow for the issuance of an additional $144 million of bonds at an assumed interest rate of 7.9 percent.

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

Yankee Gas has received approximately $6.2 million in fiscal 1996 from insurance settlements for recovery of coal tar remediation costs. Total recoveries expected from insurance settlements cannot be determined at this time. For further information concerning coal tar remediation, please see note 8, Commitments and Contingencies, in the 1995 Form 10-K.

For the nine months ended June 30, 1996, the Company issued
52,212 new shares of common stock under the Company's Shareholder
Investment Plan and 820 shares under its Long-Term Incentive
Plan.

PART II - OTHER INFORMATION


Item 5.   OTHER INFORMATION

     On May 23, 1996, Yankee Energy elected Professor Patricia M. Worthy a member of its Board of Directors. Ms. Worthy is a Professor at Howard University School of Law in Washington, D.C. Before joining Howard University, she was Chief of Staff and Legal Counsel to the Mayor of the District of Columbia and served as Chairman of the Public Service Commission of the District of Columbia, and prior to that, Commission. Professor Worthy brings to the Board significant knowledge of the natural gas industry at a time of great change within the industry.

     Yankee Energy announced on June 18, 1996 that Steven P. Laden would fill the newly created position of Vice President of Sales and Marketing. Mr. Laden was formerly Vice President of Marketing at the Southern Union Company in Austin, Texas. He has a strong natural gas and energy services marketing background which the Company believes will contribute to its growth and success.


Item 6. EXHIBITS AND REPORTS ON FORM 8-K

       a.  Exhibits

           Exhibit 27 - Financial Data Schedule

       b.  Reports on Form 8-K

          One report on Form 8-K, dated April 30, 1996, was filed with the Securities and Exchange Commission during the quarter covered by this report, reporting in Item 5 Yankee Energy's sale of its 10.5 percent interest in the Iroquois pipeline. The Company received $22.2 million under the terms of the sale which reflected a net after-tax gain of $2.5 million, or $0.24 per share, realized in the third quarter of fiscal 1996.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                YANKEE ENERGY SYSTEM, INC.
                                __________________________
                                      (Registrant)





Date:  August 12, 1996          /s/ Michael E. Bielonko
                                ___________________________
                                Michael E. Bielonko
                                Vice President and
                                Chief Financial Officer



Date:  August 12, 1996          /s/ Nicholas A. Rinaldi
                                ___________________________
                                Nicholas A. Rinaldi
                                Controller