Form 10-K
period 1996-09-30
YANKEE ENERGY SYSTEM INC
filed 1996-12-04
CIK 849210

               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                         FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURI-
TIES EXCHANGE ACT OF 1934

For the fiscal year ended      September 30, 1996
                         ------------------------

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant at November 29, 1996 was $229,354,613 based on the closing price of $22.00 per share.
On November 29, 1996, the Company had 10,449,554 shares of common stock outstanding.

Documents Incorporated by Reference     Part of Form 10-K
-----------------------------------     -----------------

Annual Report to Shareholders           Part II
for the Fiscal Year Ended
September 30, 1996

Proxy Statement For Annual              Part III
Shareholders' Meeting to be
Held on January 31, 1997

                             PART I
                             ------

ITEM 1.  BUSINESS
------------------

The Company
-----------

    Yankee Energy System, Inc. ("Yankee Energy" or the
"Company") is a public utility holding company incorporated in Connecticut in 1989. The Company is primarily engaged in the retail distribution of natural gas through its wholly-owned subsidiary, Yankee Gas Services Company ("Yankee Gas"), a Connecticut public service company. Yankee Gas serves approximately 179,000 residential, commercial and industrial customers in 68 cities and towns in Connecticut. The Company is exempt from registration under the Public Utility Holding Company Act of 1935.

    The Company has four additional wholly-owned operating subsidiaries which support the Company's core natural gas distribution business or allow the Company to expand its business of providing total energy services: NorConn Properties, Inc. ("NorConn"), which owns the Company's corporate office building and another service building and leases both facilities to Yankee Gas; R. M. Services, Inc. ("RMS") which provides receivables management services to utilities and other businesses. Yankee Energy Financial Services Company ("Yankee Financial"), which provides energy equipment financing; and Yankee Energy Services Company ("YESCo"), whose purpose is to provide a full range of energy-related services for its customers including consulting, fuel procurement management and development for on-site generation and cogeneration systems, as well as technical and operating support and equipment installation for power plants and boilerhouses. YESCo also has three wholly-owned subsidiaries: BVA Cogen, Inc. ("BVA"), a Delaware corporation located in Massachusetts which develops customer-designed cogeneration systems and distributes in the United States the Deutz MWM Gas-Driven Engine/Generator sets used for on-site electric generation and which also provides energy-related services such as feasibility studies, design engineering, turnkey installations and ongoing service contracts; YESCo Energy Consulting Services, Inc., incorporated in November, 1996, which provides energy planning consulting and fuel procurement management services to industrial and commercial energy users; and YESCo Industrial Energy Services, Inc., headquartered in East Granby, Connecticut with several regional field offices, a manufacturers' representative and service company acquired by YESCo in July, 1996, which provides heating, ventilating and air-conditioning services and designs automated temperature control systems for the commercial and industrial market.

    The Company may consider or explore opportunities to acquire or invest in other gas distribution companies and/or other energy-related businesses. The Company's overall investment in unregulated businesses is limited to 20% of the Company's total consolidated assets, pursuant to a cap imposed by the Connecticut Department of Public Utility Control ("DPUC") at the time of the Company's formation.

Gas Markets and Competition
---------------------------

    General. Yankee Gas operates the largest natural gas distribution system in Connecticut as measured by number of customers and size of service territory. Total throughput (sales and transportation) for fiscal 1996 was 47.3 billion cubic feet ("Bcf"). In fiscal 1996, gas revenues were comprised of the following: 43% residential; 31% commercial; 24% industrial; and the remaining 2% other. Yankee Gas provides firm gas sales service to customers who require a continuous gas supply throughout the year, such as residential customers who rely on gas for their heating, hot water, and cooking needs. Yankee Gas also provides interruptible gas sales service to certain commercial and industrial customers that have the capability to switch from natural gas to an alternative fuel on short notice. Yankee Gas can interrupt service to these customers during peak demand periods. Yankee Gas offers firm and interruptible transportation services to customers who purchase gas from sources other than Yankee Gas. In addition, Yankee Gas performs gas exchanges, off-system sales and capacity releases to other local gas distribution companies ("LDCs") and marketers to reduce its overall gas expense.

    Firm Sales. In fiscal 1996, total firm gas sales of 35.1 Bcf accounted for approximately 74.3% of total gas sales and approximately 88.3% of the Company's operating revenues. Firm gas sales, particularly sales for residential space heating, are highly seasonal. In fiscal 1996, about 62% of total firm sales
occurred in the five months from November through March.    The
following tables set forth certain information with respect to firm sales in fiscal 1996.

                   FISCAL 1996 FIRM SALES
                   ----------------------

              Average Number      Volumes
              of Customers        in Bcf
              --------------      -------
Residential   157,526             13.2
Commercial     19,179             10.5
Industrial      2,015             11.4
              -------             ----
              178,720             35.1


                                  Volumes as a
                                  Percent of
              Revenues            Firm Sales
              --------            -------------
Residential   $145,364,000              38%
Commercial    $ 95,463,000              30%
Industrial    $ 58,717,000              32%
              ------------             ----
              $299,544,000             100%

    Interruptible Sales. In fiscal 1996, total interruptible gas sales of 8.5 Bcf accounted for approximately 18.1% of total gas sales and approximately 9.5% of the Company's operating revenues. The price charged for interruptible sales service is a market price based on the cost of the customer's alternative fuel, which is usually oil. Interruptible sales depend upon the availability of gas supplies and, generally, have provided lower margins than firm sales. Yankee Gas has the authorization from the DPUC to engage in flexible pricing to meet market prices for alternative fuels available to interruptible customers. The following table sets forth certain information with respect to interruptible sales in fiscal 1996.

              FISCAL 1996 INTERRUPTIBLE SALES
              -------------------------------

              Average Number      Volumes
              of Customers        in Bcf          Revenues
              --------------      --------       -----------
Commercial and
  Industrial       231              8.5          $32,332,000


    Transportation Services. Yankee Gas also offers firm and interruptible transportation service to its customers. On
April 1, 1996, the DPUC authorized the Connecticut LDCs to provide firm transportation to industrial and commercial customers. These transportation services permit customers who desire to purchase gas from sources other than Yankee Gas to do so, provided they have made all the necessary transportation arrangements with the transmission pipelines to deliver their gas to the Yankee Gas distribution system. Customers can purchase gas directly from producers and suppliers and contract for transportation services rather than purchase gas solely from the local distribution system. Generally, interruptible transportation service is highly sensitive to alternative fuel prices as well as to the availability of interstate pipeline
capacity into the region.   Under existing tariff structures, the
financial condition of the Company is unaffected by customers electing to use transportation service in lieu of making gas purchases from Yankee Gas.

    Market Expansion. Yankee Gas has increased efforts to provide additional service throughout its service territory. Yankee Gas concentrates its marketing efforts on increasing the number of residential households using natural gas, increasing the uses of natural gas by existing Yankee Gas customers, and increasing the overall number of both large and small customers through expansion of Yankee Gas' distribution system within its service territory. In the residential market, Yankee Gas focuses marketing efforts on households along Yankee Gas' existing mains because they present opportunities to increase gas sales with little or no capital investment. In the commercial and industrial markets, the Company seeks to expand gas sales by increasing sales to existing customers for both traditional and innovative uses, such as cooling and cogeneration. The Company also emphasizes attracting new commercial and industrial customers within and without its service territory.

    The emergence of natural gas vehicles creates a potential new market for the natural gas industry. The establishment of natural gas vehicle fueling stations however is essential to the development of this market. Yankee Gas, in cooperation with various oil companies and gasoline retailers, has opened retail public natural gas vehicle refueling stations in Windsor Locks, Norwalk, and Meriden, Connecticut. Yankee Gas operates two refueling stations for its own fleet of approximately 100 natural gas vehicles. The Company continues to evaluate various options for the establishment and location of additional facilities.

Gas Supply
----------

    In 1992, the FERC issued Order No. 636, which required natural gas pipeline companies to separate or "unbundle" their services. Prior to the issuance of Order No. 636, natural gas pipeline companies sold pipeline services, such as gas purchasing, storage and transportation, as a package. In 1993, the interstate pipeline companies that provided natural gas to Yankee Gas complied with Order No. 636. As a result, Yankee Gas executed contracts with interstate pipeline companies for services to transport gas from production and underground storage areas to Yankee Gas' service territory to replace the traditional merchant services previously provided by the pipeline companies. Yankee Gas concurrently replaced the gas supply traditionally obtained from the pipeline companies' merchant services with firm purchases directly from producers and/or marketing companies.
The FERC continues to regulate the rates charged by interstate pipeline companies for transportation and storage of natural gas, but does not regulate the price of natural gas purchased by the Company from producers and marketing companies.

    Interstate pipelines delivered over 99.9 percent of Yankee Gas' 1996 fiscal year requirements to its distribution system. Interstate pipeline capacity enabled Yankee Gas to meet its firm customers' requirements with pipeline supplies for more than 98.4 percent of the year.

    The following table sets forth sources of fiscal 1996 gas supply (including purchases for storage injections).

                                            Percent of
    Source                                  Total Supply
    -------                                 ------------
    Alberta Northeast Gas, Limited               45.55
    Direct Firm Purchases                        45.60
    Boundary Gas                                  7.29
    Spot Market Purchase                          1.52
    Other (Propane)                               0.04
                                                 ------
                        Total                      100%


    Yankee Gas is entitled to purchase 59,000 thousand cubic feet ("Mcf") per day of gas, or about 21.5 Bcf annually, from Alberta Northeast Gas, Limited ("ANE"). Yankee Gas holds a 15.9 percent equity interest in ANE, an entity formed by several utilities in the Northeast to aggregate the purchase of natural gas from Western Canada and to facilitate its sale to LDC owners at the United States-Canadian Border. The sales contracts between Yankee Gas and ANE expire in 2006. The gas purchased from ANE is delivered in the United States by the Iroquois Gas Transmission System, L.P. ("Iroquois") pipeline and the transportation contract between Yankee Gas and Iroquois expires in 2011.

    Yankee Gas is also entitled to purchase 9,500 Mcf of gas per day, or about 3.5 Bcf annually, from Boundary Gas, Inc. ("Boundary"). Yankee Gas owns a 10.4 percent equity interest in Boundary, an LDC consortium which imports natural gas from Canada. The sales contract between Yankee Gas and Boundary expires in 2003.

    Yankee Gas also holds pipeline transportation and storage service contracts with a number of pipeline companies. Yankee Gas has a transportation contract with Tennessee Gas Pipeline Company ("Tennessee") which provides for 562,794 Mcf of pipeline capacity on an annual basis. This transportation contract expires in 2000, but may be continued on a year-to-year basis after that with the mutual consent of the parties. Another long term transportation contract with Tennessee provides for an annual quantity of 511,000 Mcf and terminates in 2017. Yankee Gas also has a storage contract with Tennessee which provides approximately 1.8 Bcf of storage service on an annual basis. This storage contract expires in 2000. Yankee Gas also has transportation contracts with Algonquin Gas Transmission Company ("Algonquin") which provide for 42.4 Bcf of annual pipeline capacity. These contracts expire in 2012. Texas Eastern Transmission Company ("Texas Eastern") provides 38.7 Bcf of annual pipeline capacity to Yankee Gas pursuant to contracts which expire in 2000-2004. Under other contracts, Texas Eastern provides 1.7 Bcf of annual storage service. Yankee Gas also has transportation contracts with National Fuel Gas Supply Corporation ("National Fuel") which provide 633,480 Mcf of pipeline capacity on an annual basis and expire in 2003. Furthermore, Yankee Gas has transportation contracts with Transcontinental Gas Pipeline Corporation ("Transco") which provide 615,125 Mcf of annual pipeline capacity and expire in 2008. Finally, 4.6 Bcf of annual pipeline capacity is provided to Yankee Gas by CNG Transmission Corporation ("CNGT") pursuant to transportation contracts which expire in 2003-2012. Under other contracts, CNGT provides 1.4 Bcf of annual storage service to Yankee Gas.

    Yankee Gas has multiple natural gas purchase agreements with producers and marketers which back Yankee Gas' transportation and storage contracts. These purchase agreements provide a variety of term lengths, pricing provisions and flexibility options to meet Yankee Gas' current and future supply requirements.

    In addition to its gas supply contracts, Yankee Gas also participates in the spot market, buying gas supply on an "as available" basis, to the extent such replacement is operationally feasible and economically beneficial.

    Yankee Gas does not have sufficient capacity entitlements on the interstate pipelines to serve its firm customers with pipeline-delivered gas at all times. During the winter, therefore, whenever daily firm demand exceeds the amount of gas delivered by the pipelines, service to interruptible customers is interrupted and Yankee Gas supplements pipeline gas with a propane-air mixture produced at facilities within Yankee Gas' service territory. In fiscal 1996, such propane-air comprised less than 0.4 percent of Yankee Gas' total supply. Although Yankee Gas anticipates continued utilization of this relatively expensive supplemental gas, the quantities to be used are substantially decreased from prior periods due to the addition of the ANE supplies transported by Iroquois.

    Iroquois Gas Transmission System, L.P. In April 1996, the Company's wholly-owned subsidiary, Housatonic Corporation, sold its entire 10.5 percent interest in Iroquois to three of Iroquois' existing limited partners for a purchase price of approximately $22.2 million. The Company determined that the continued ownership of an interest in an interstate pipeline does not fit the Company's strategic plan to focus more on providing energy distribution services to customers and energy conversion services on customers' premises.

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

    Yankee Gas sells gas to its retail customers under rate schedules filed with and approved by the DPUC. Firm sales rates are subject to monthly adjustments pursuant to a Purchased Gas Adjustment ("PGA") clause approved by the DPUC. The PGA passes through to customers most changes in the cost of gas purchased by Yankee Gas. These adjustments are designed to collect or refund differences in purchased gas costs from the costs included in the base rates. Currently, the DPUC is conducting a review of the Connecticut LDCs' PGA mechanism to determine if any changes are warranted. Hearings have been held but no decision has been rendered; until it is, the Company is unable to determine the impact, if any, of any changes.

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

    In July 1994, the DPUC issued an order permitting the recovery of transition costs billed by pipelines under Order No. 636 through various mechanisms authorized by the DPUC. Through September 30, 1996, Yankee Gas has paid approximately $17.3 million of transition costs and an additional $0.7 million are anticipated. To date, Yankee Gas has collected $34.5 million through a combination of gas supplier refunds, deferred gas costs credits and excess interruptible margins. In January 1996, the DPUC approved a joint stipulation and agreement between Yankee Gas and the Connecticut Office of Consumer Counsel which permits Yankee Gas to retain over-collected transition cost credits to offset certain deferred regulatory assets. In exchange, Yankee Gas agreed not to increase its rates prior to October 1, 1998, except in the event of certain circumstances which would adversely affect Yankee Gas' financial condition. If such an event arises, Yankee Gas has the option to apply to the DPUC for a rate increase or to retain up to 80% of any off system sales margin and excess interruptible margin.

    In January 1996, the DPUC, in response to Order No. 636, authorized the Connecticut LDCs to offer unbundled firm transportation rates to its commercial and industrial customers. The DPUC's decision permits Yankee Gas to offer a variety of service options to its commercial and industrial firm transportation customers. Yankee Gas implemented new firm transportation rates and services in April 1996. As of September 30, 1996, Yankee Gas had 127 customers under the new firm transportation service. The conversion by existing customers to transportation service will result in decreased revenues for Yankee Gas, as that portion of revenues representing gas costs will be borne directly by the customer who will purchase its own gas directly. Yankee Gas, however, does not expect customer conversions to transportation services to affect its net income. The DPUC's decision did not address Yankee Gas' revenue requirement; Yankee Gas will maintain the existing margin recovery and rates of return established in the last rate case decision issued for Yankee Gas in 1992.

    Order No. 636 also authorizes LDCs to make off system sales or to release firm pipeline capacity and Yankee Gas has engaged in these activities to maximize revenues and for effective gas supply planning.

    On August 25, 1996, the Company filed an application with the DPUC relating to a Financial and Operation Review (Review) of Yankee Gas. This Review is required to be undertaken by the DPUC under Connecticut State law if the Company has not undergone a rate proceeding within the last four years. Since Yankee Gas' last rate application was approved on August 26, 1992, this Review is necessary to comply with the statute. Hearings have been tentatively scheduled for February 1997. The Company is not able to determine at this time the financial or operational impact of any decisions which may result from the Review, but they are not expected to have a material impact on earnings.

Energy Services
---------------

    The Company has broadened its mission to diversify into energy-related businesses. YESCo is engaged in the business of providing a full range of energy-related services for customers, including consulting, procurement and development for on-site generation and cogeneration systems as well as technical and operating support for power plants and boilerhouses. In fiscal 1996, YESCo began offering consulting services to help commercial and industrial customers solve complex new energy purchasing problems brought about by deregulation of the energy industry. For additional information on YESCo see page 1.

    Competition. Yankee Gas' principal competitors are unregulated fuel-oil retailers and regulated electric utilities. Natural gas competes with oil and electricity in many commercial and industrial applications and in residential space and water heating, clothes drying and cooking. Demand for natural gas is affected by the marketing and pricing of competing sources of energy.

    Yankee Gas may also face competition from other LDCs. In the past, LDCs did not directly compete with other LDCs for retail customers because the territories they serve are fixed by franchise. However, since 1993, LDCs began marketing efforts within the service territory of other LDCs under blanket certificates granted by the Federal Energy Regulatory Commission ("FERC"). These certificates allow gas to be sold, but not necessarily delivered, in the service territory of another LDC. Within Yankee Gas' service territory, Yankee makes available its transportation services to move other parties' gas through its distribution system. The Company's strategic plan focuses on its core business of gas distribution and expansion of the development of its energy services business through the efforts of its unregulated subsidiary, YESCo, to help customers through changes brought about by deregulation in the natural gas industry.

    Federal regulation also permits customers within Yankee Gas' distribution system to connect directly with transmission pipelines and bypass Yankee Gas' distribution system. No interstate pipeline company, however, has physically bypassed Yankee Gas' distribution system to provide retail service to customers in Yankee Gas' service territory. A Connecticut statute currently prohibits an interstate pipeline from bypassing an LDC without the DPUC's prior approval. The Company believes that Yankee Gas is successfully addressing the threat of bypass by its industrial customers by understanding what services they need and executing market-competitive gas service agreements.

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

    Fourteen sites containing coal tar became the property of Yankee Gas at the time of divestiture from its former parent company. Yankee Gas has reported the results of environmental studies conducted at these sites to the Connecticut Department of Environmental Protection ("DEP"). Seven of the fourteen sites are presently listed on the Connecticut Inventory of Hazardous Waste Sites. Inclusion of a site on this list is an indication that remediation may be required in the future.

    A program of remediation at two of these properties was conducted during fiscal 1996. In addition, the Company has developed a cost estimate for the remaining sites based on various factors including the probability of clean-up.

    Recovery of remediation costs has been specifically allowed by Yankee Gas' 1992 rate case decision. Currently, $325,000 is allowed annually in rates. If costs are expected to exceed $2.5 million on an annual basis, Yankee Gas is required to go to the DPUC for review. The DPUC has stated that "to the extent that coal tar remediation expenses are prudently incurred, they should be allowed as proper operating expenses." The Company recorded a liability of $35 million in fiscal year 1993 for future environmental cleanup.

    During fiscal 1996, the Company received funds from certain of its insurance carriers in settlement of certain claims for actual or potential contamination at certain sites that may give rise to environmental liabilities. The terms of the aforementioned settlements are subject to confidentiality provisions in agreements between Yankee Gas and its insurance carriers. Yankee Gas currently is actively pursuing additional claims against some of its insurers.

Franchises
----------

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

Employees
---------

    Yankee Energy and its subsidiaries employ approximately 619 people.

ITEM 2.  PROPERTIES
         ----------

    Yankee Gas' property consists primarily of its gas distribution facilities including, distribution lines (mains and services), meters, pumps, valves and pressure and flow controllers. Yankee Gas owns various propane facilities with a combined storage capacity equivalent to approximately 238,000 Mcf and seven gas storage holders with a total capacity of approximately 6.4 Bcf. In the opinion of management, Yankee Gas' distribution system is in good condition. Virtually all of the gas properties are subject to the lien of the Yankee Gas first mortgage bond indenture. Yankee Gas also owns service facilities in Meriden, Waterbury, Torrington, Mystic, Bristol, Shelton, Bethel and Danielson, Connecticut.

    NorConn owns the Company's headquarters building in Meriden, Connecticut and currently leases it to Yankee Gas. This is the site of the Company's corporate administrative and staff functions including the Customer Service Center. NorConn also owns and leases to Yankee Gas a service building in East Windsor.

ITEM 3.  LEGAL PROCEEDINGS
         -----------------

    Municipal Tax Assessment. In November 1995, Yankee Gas received revised tax bills for the years 1991 through 1994 from the City of Meriden, Connecticut (the "City"). The City is asserting a claim for the payment of approximately $5.0 million of back taxes and interest resulting from a retroactive reassessment and revaluation of Yankee Gas' personal property filings. The City did not locate or identify any property which Yankee Gas omitted from its filings. The tax bills reflect a reassessment of property at higher rates than those previously accepted by the City. Yankee Gas is currently vigorously contesting this retroactive reassessment. On November 17, 1995, Yankee Gas filed a lawsuit in Connecticut Superior Court against the City and certain City officials alleging that the Connecticut state statutes prohibit the City from retroactively reassessing personal property after grand lists are filed and requesting that the City's order to pay additional taxes be invalidated.
Although no assurances can be given and no determination can be made at this time as to the outcome of the City's claim or Yankee Gas' lawsuit, the Company does not anticipate that the outcome of this matter will have a material adverse effect on the Company's consolidated results of operations or financial position.

    Licensing Issue. In November 1995, The Connecticut Heating and Cooling Contractors Association, Inc. and others filed a class action suit against Yankee Gas and Connecticut's two other LDCs, Connecticut Natural Gas Corporation and The Southern Connecticut Gas Company, claiming the LDCs engaged in unfair trade practices. The action alleges that the LDCs unfairly competed with licensed plumbers and contractors by performing customer service work using customer service employees who did not possess Connecticut state trade licenses. The plaintiffs are seeking injunctive relief and unspecified punitive and actual damages. Yankee Gas is currently vigorously contesting this lawsuit.

    The LDCs have asserted that such licenses are not required for this work based on a statutory exemption enacted in 1965 and amended in 1967. However, in a separate proceeding, a Connecticut Superior Court has upheld an administrative ruling against the LDCs' position which was recently affirmed on appeal.

In 1995, the Connecticut General Assembly enacted legislation that established prospectively a separate procedure for State certification of gas service employees. While the ultimate results of the class action suit cannot be determined, management does not expect that it will have a material adverse effect on the Company's consolidated results of operations or financial position.

    Other legal proceedings involving the Company and its subsidiaries are litigation incidental to the conduct of the Company's business which, in management's opinion, will not have a material impact on the Company's financial condition or results of operation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

    There was no matter submitted to a vote of security holders during the fourth quarter of 1996.


              EXECUTIVE OFFICERS OF THE COMPANY
              ---------------------------------

                        Position and Business Experience
Name                    Age  During Past Five Years
----                    ---  ---------------------------------
Branko Terzic      49   Chairman, President and Chief Executive
                        Officer of the Company and its direct
                        subsidiaries.  Mr. Terzic became
                        Chairman in August 1995, Chief
                        Executive Officer in March 1995 and
                        President in September 1994. From June
                        1993 to September 1994, Mr. Terzic was
                        Managing Director of Arthur Andersen
                        Economic Consulting, Washington, D.C.
                        From October 1990 to May 1993, he served as a Commissioner of the Federal Energy
                        Regulatory Commission.

Charles E. Gooley  43   Executive Vice President of the Company,
                        and its direct subsidiaries, Yankee Gas
                        Services Company, NorConn Properties,
                        Inc., Housatonic Corporation, and Yankee
                        Energy Financial Services Company, since
                        July 1994. Previously, he served as Vice
                        President, General Counsel and Assistant
                        Secretary of the Company from July 1989
                        to July 1994.

Michael E. Bielonko 44  Vice President of the Company and its
                        direct subsidiaries since July 1989 and
                        Chief Financial Officer since July 1990.
                        From July 1989 to July 1990 and from
                        September 1992 to May 1995, he also
                        served as Treasurer of the Company.

Thomas J. Houde    49   Vice President of the Company and its
                        direct subsidiary, Yankee Gas Services
                        Company, since January 1992. Previously, he served as Director, Corporate
                        Planning, Rates and Economic Analysis of
                        Yankee Gas from March 1990 to December
                        1991.

Mary J. Healey     45   Vice President, General Counsel and
                        Secretary of the Company and its
                        direct subsidiaries since January 1995.
                        Previously, she served as Secretary and
                        Assistant General Counsel of the Company from January 1992 to January 1995 and as Secretary and Counsel of the Company from July 1989 to January 1992.

Ellen J. Quinn     40   Vice President of the Company and its
                        direct subsidiaries, Yankee Gas Services
                        Company and R.M. Services, Inc., since
                        May 1995.  Previously, she served as
                        Director, Corporate and Environmental
                        Planning from October 1992 to May 1995,
                        as Manager, Corporate and Environmental
                        Planning from March 1990 to October 1992.

Steven P. Laden    48   Vice President of the Company and its
                        direct subsidiaries, Yankee Gas Services
                        Company and Yankee Energy Financial
                        Services Company, since July 1996.  From
                        October 1991 to July 1996,he served as
                        Vice President of Marketing of Southern
                        Union Company, a company engaged in
                        various aspects of the energy business
                        including the distribution of natural
                        gas in Texas and Missouri.

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

                        PART II

ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS
         --------------------------------------

    Yankee Energy declared and paid regular quarterly cash dividends in 1996. The dividend paid for the first two quarters of 1996 was $.315 per share and $.325 per share in the last two quarters of 1996. Other information required by this item is incorporated herein by reference to Yankee Energy's 1996 Annual Report to Shareholders ("1996 Annual Report"), on the inside back cover, subsections entitled "Market for Common Stock", and "Dividends".

ITEM 6.  SELECTED FINANCIAL DATA
         -----------------------

    Information required by this item is incorporated herein by reference to the 1996 Annual Report.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITIONS AND RESULTS OF OPERATIONS
         -------------------------------------------------

    Information required by this item is incorporated herein by reference to the 1996 Annual Report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         -------------------------------------------

    The Consolidated Financial Statements of Yankee Energy and the Notes thereto, together with the report thereon of the Company's Management and of Arthur Andersen LLP are incorporated herein by reference to the 1996 Annual Report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE
         -------------------------------------------------

    None.

                        PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY
         -----------------------------------------------

    Information regarding Yankee Energy's directors is incorporated herein by reference to the Company's Proxy Statement for its Annual Meeting of Shareholders to be held on January 31, 1997 (the "1997 Proxy Statement").

    Information regarding the Company's executive officers follows Item 4 in Part I of this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION
         ----------------------

    Information regarding compensation of Yankee Energy's executive officers, except the Report of the Organization and Compensation Committee and the Stock Performance Graph, is incorporated herein by reference to the 1997 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT
         -----------------------------------------------

    Information regarding the beneficial ownership of shares of Common Stock of the Company by certain persons is incorporated herein by reference to the 1997 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------

    Information regarding certain transactions of the Company is incorporated herein by reference to the 1997 Proxy Statement.

                        PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
         ON FORM 8-K
         ---------------------------------------------------

(a) 1.   Financial Statements:

         The following Consolidated Financial Statements of
    Yankee Energy are incorporated herein by reference to the Company's 1996 Annual Report in response to Item 8 hereof:

    (i)       Report of Independent Public Accountants

    (ii) Consolidated Statements of Income for the years ended September 30, 1996, 1995 and 1994.

    (iii) Consolidated Balance Sheets at September 30, 1996 and 1995.

    (iv) Consolidated Statements of Cash Flows for the years ended September 30, 1996, 1995 and 1994.

    (v)       Consolidated Statements of Capitalization at
              September 30, 1996 and 1995.

    (vi)      Consolidated Statements of Common Shareholders'
              Equity for the years ended September 30, 1996, 1995 and 1994.

    (vii)     Notes to Consolidated Financial Statements


    2.   Financial Statement Schedules:

         The following schedules of the Company are included on the attached pages as indicated:
                                                           Page
                                                           ----
    Report of Independent Public Accountants on Schedules...S-1

    Schedule II    Valuation and Qualifying Accounts and
                   Reserves for the years ended September
                   30, 1996, 1995 and 1994..................S-2

    3.   Exhibits:

         Exhibits for Yankee Energy are listed in the Index
         to Exhibits........................................E-1

(b)Reports on Form 8-K:

    None.

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

                                  YANKEE ENERGY SYSTEM, INC.
                                  --------------------------
                                       (Registrant)

Date:  December 4, 1996         By /s/ Branko Terzic
                                  -----------------------
                                  Chairman, President and
                                  Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date                    Title               Signature
----                    -----               ---------
December 4, 1996 Chairman, President   /s/Branko Terzic
                   and Chief Executive    Branko Terzic
                   Officer

December 4, 1996 Vice President,       /s/Michael E. Bielonko
                   Chief Financial        Michael E. Bielonko
                   Officer

December 4, 1996 Controller            /s/Nicholas A. Rinaldi
                                          Nicholas A. Rinaldi

December 4, 1996 Director              /s/Sanford Cloud, Jr.
                                          Sanford Cloud, Jr.

December 4, 1996 Director              /s/Eileen S. Kraus
                                          Eileen S. Kraus

December 4, 1996 Director              /s/Frederick M. Lowther
                                          Frederick M. Lowther

December 4, 1996 Director              /s/Leonard A. O'Connor
                                          Leonard A. O'Connor

December 4, 1996 Director              /s/Emery G. Olcott
                                          Emery G. Olcott

December 4, 1996 Director              /s/Nicholas L. Trivisonno
                                          Nicholas L. Trivisonno

December 4, 1996 Director              /s/Patricia M. Worthy
                                          Patricia M. Worthy

ARTHUR ANDERSEN LLP





REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and
     Shareholders of Yankee Energy System, Inc.:


We have audited, in accordance with generally accepted auditing standards, the financial statements included in Yankee Energy System, Inc.'s (the Company) annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated November 7, 1996. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index of financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



Arthur Andersen LLP
Hartford, Connecticut
November 7, 1996

INDEX TO FINANCIAL STATEMENT SCHEDULES




SCHEDULE

II Valuation and Qualifying Accounts and Reserves for Years Ended September 30, 1996, 1995 and 1994

YANKEE ENERGY SYSTEM, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
YEAR ENDED SEPTEMBER 30, 1996
SCHEDULE II
(Thousands of Dollars)


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
                               Charged
          Balance   Charged       to                    Balance
             at        to        other                   at end
          beginning costs and  accounts  Deductions        of
Descrip.  of period  expenses  describe   describe        period

RESERVES DEDUCTED FROM ASSETS
  TO WHICH THEY APPLY:

  Reserves
  for
  uncol-
  lectible
  accounts  $5,481 $5,608      $ -     $3,830(a)      $7,259


RESERVES NOT APPLIED
  AGAINST ASSETS:

  Injuries and
  damages(b)$  801 $1,462      $ -     $  753(c)      $1,510

  Medical(d) 1,273  2,227        -      2,382(e)       1,118
             _____  ______      ____    _______        _______

     Total  $2,074 $3,689      $ -     $3,135         $2,628

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
                               Charged
          Balance   Charged       to                    Balance
             at        to        other                   at end
          beginning costs and  accounts  Deductions        of
Descrip.  of period  expenses  describe   describe        period

RESERVES DEDUCTED FROM ASSETS
  TO WHICH THEY APPLY:

  Reserves
  for
  uncol-
  lectible
  accounts $5,444  $3,475      $ -     $3,438(a)      $5,481


RESERVES NOT APPLIED
  AGAINST ASSETS:

  Injuries and
  damages(b)$1,031  $  803      $ -     $1,033(c)      $  801

  Medical(d) 1,085   3,675        -      3,487(e)       1,273
               ___  ______      ____    _______         _______

     Total  $2,116  $4,478      $ -     $4,520         $2,074

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
                               Charged
          Balance   Charged       to                    Balance
             at        to        other                   at end
          beginning costs and  accounts  Deductions        of
Descrip.  of period  expenses  describe   describe        period

RESERVES DEDUCTED FROM ASSETS
  TO WHICH THEY APPLY:

  Reserves
  for
  uncol-
  lectible
  accounts  $4,914  $4,233      $ -     $3,703(a)       $5,444


RESERVES NOT APPLIED
  AGAINST ASSETS:

  Injuries and
  damages(b)$  869  $  700      $ -     $  538(c)       $1,031

  Medical(d)   861   3,142        -      2,918(e)        1,085
               ___  ______      ____    _______         _______

     Total  $1,730  $3,842      $ -     $3,456          $2,116

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


                         INDEX TO EXHIBITS

Exhibit
Number         Description of Exhibit
-------        ----------------------

(3)
     3.1       Restated Certificate of Incorporation of Yankee
               Energy System, Inc. (the "Company") (Incorporated
               by reference to Form 10 Registration Statement
               dated April 14, 1989 and amendments thereto, File
               No. 0-17605 ("Form 10")).

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

     4.3       Amendment to Rights Agreement dated May 10, 1990
               (Incorporated by reference to Form 8 dated May 30,
               1990, File No. 0-17605).

     4.4       Amendment to Rights Agreement dated January 23,
               1991 (Incorporated by reference to Form 8 dated
               January 31, 1991, File No. 0-17605).

     4.5       Term Loan Agreement between NorConn Properties,
               Inc. and Fleet Bank dated as of January 31, 1996.
               (To be submitted to the Commission upon request.)

     4.6       Bond Purchase Agreement dated July 1, 1989 between
               Yankee Gas and the Purchasers identified therein
               (Incorporated by reference to Form 10).

     4.7       Indenture of Mortgage and Deed of Trust dated July
               1, 1989 between Yankee Gas and The Connecticut
               National Bank, as Trustee (Incorporated by reference to Form 10).

     4.8 Guaranty of the Company with Term Loan Agreement dated July 20, 1989 between United Bank & Trust
               Company, as Trustee of the Trust of the Company's
               401(k) Employee Stock Ownership Plan and The First
               National Bank of Boston (Incorporated by reference to Form 10-K for the fiscal year ended December
               31, 1989, File No. 0-17605 ("1989 Form 10-K")).

     4.9 First Supplemental Indenture of Mortgage and Deed of Trust dated April 1, 1992 between Yankee Gas and The Connecticut National Bank, as Trustee
               (Incorporated by reference to Form S-3
               Registration Statement #33- 52750 dated October 2,
               1992 ("Form S-3")).

     4.10 Second Supplemental Indenture of Mortgage and Deed of Trust dated December 1, 1992 between Yankee Gas and The Connecticut National Bank, as Trustee
               (Incorporated by reference to Form 10-K for the fiscal year ended September 30, 1992, File No. 0-
               17605 ("1992 Form 10-K")).

     4.11 Bond Purchase Agreement dated April 1, 1992 between Yankee Gas and the Purchasers identified therein (Incorporated by reference to Form S-3).

     4.12 Bond Purchase Agreement dated December 1, 1992 between Yankee Gas and Purchaser identified therein (Incorporated by reference to 1992 Form
               10-K).

     4.13 Third Supplemental of Mortgage and Deed of Trust dated June 1, 1995 between Yankee Gas and Shawmut
               Bank Connecticut, N.A., as Trustee. (Incorporated by reference to Form 10-K for the fiscal year ended September 30, 1995, File No. 0-10721 ("1995
               Form 10-K")).

     4.14 Bond Purchase Agreement dated June 22, 1995 between Yankee Gas and Purchaser identified therein. (Incorporated by reference to 1995 Form
               10-K).

(10)


     10.1      Asset Transfer Agreement among Northeast Utilities
               Service Company ("NUSCO"), The Connecticut Light and Power Company ("CL&P"), the Company, Yankee
               Gas and Housatonic Corporation dated June 30, 1989
               (Incorporated by reference to Form 10).

     10.2      Environmental Liability Sharing and Indemnity
               Agreement dated June 30, 1989 between Yankee Gas and CL&P (Incorporated by reference to Form 10).

     10.3      Rate Case Decision dated August 26, 1992
               (Incorporated by reference to 1992 Form 10-K).

     10.4      Lease Agreement between Yankee Gas and NorConn
               Properties, Inc. dated October 1, 1990
               (Incorporated by reference to Form S-1
               Registration Statement #33-40758 dated May 22,
               1991 and amendment thereto dated June 18, 1991
               ("Form S-1")).

     10.5*          Non-Employee Director Deferred Compensation
                    Plan dated December 7, 1995.

     10.6+          Long-Term Incentive Compensation Plan adopted
                    December 5, 1990 (Incorporated by reference to Proxy Statement dated December 24, 1990).

     10.7+          Annual Incentive Compensation Plan adopted
                    December 5, 1990 (Incorporated by reference to Form 10-K for the fiscal year ended
                    September 30, 1991, File No. 0-17605 ("1991
                    Form 10-K")).

     10.8+          Non-Employee Directors' Stock Compensation
                    Plan adopted March 21, 1991 (Incorporated by reference to 1991 Form 10-K).

     10.9           Severance Pay Plan adopted October 17,
                    1991(Incorporated by reference to 1991 Form
                    10-K).

     10.10 Service Agreement #800308 dated June 1, 1993, applicable to Rate Schedule FT-1 (Firm
                    Transportation) between Texas Eastern
                    Transmission Company ("Texas Eastern") and
                    Yankee Gas (Incorporated by reference to Form
                    10-K for the fiscal year ended September 30, 1993, File No. 0-17605 ("1993 Form 10-K")).

     10.11          Service Agreement #1596 dated September 1,
                    1993, applicable to Rate Schedule FT-A (Firm
                    Transportation) between Tennessee Gas
                    Pipeline ("Tennessee") and Yankee Gas
                    (Incorporated by reference to 1993 Form
                    10-K).

     10.12          Service Agreement #333 dated September 1,
                    1993, applicable to Rate Schedule FT-A (Firm
                    Transportation) between Tennessee and Yankee
                    Gas (Incorporated by reference to 1993 Form
                    10-K).

     10.13          Transportation Agreement dated February 7,
                    1991 between Iroquois Gas Transmission
                    System, L.P. ("Iroquois") and Yankee Gas for transportation of Canadian gas purchased
                    (Incorporated by reference to Form S-1).

     10.14 Service Agreement dated February 7, 1991 between Alberta Northeast Gas Ltd. ("ANE") and Yankee Gas for purchase of gas from ATCOR
                    Limited (Incorporated by reference to Form
                    S-1).

     10.15 Service Agreement dated February 7, 1991 between ANE and Yankee Gas for purchase of gas from PROGAS Limited (Incorporated by reference to Form S-1).

     10.16 Service Agreement dated February 7, 1991 between ANE and Yankee Gas for purchase of gas from AEC Oil and Gas Company
                    (Incorporated by reference to Form S-1).

     10.17 Service Agreement dated February 7, 1991 between ANE and Yankee Gas for purchase of gas from TransCanada Pipelines Limited
                    (Incorporated by reference to Form S-1).

     10.18+         Employment Agreement between the Company and
                    Mr. Branko Terzic dated September 15, 1994
                    (Incorporated by reference to Form 10-K for the fiscal year ended September 30,1994, File
                    No. 0-10721).

     10.19+         Form of Change in Control Executive Severance
                    Agreement dated April 25, 1995 for Michael E.
                    Bielonko, Charles E. Gooley, Mary J. Healey, and Thomas J. Houde. (Incorporated by reference to 1995 Form 10-K).

     10.20          $60 million Revolving Credit Agreement among
                    Yankee Gas and several banks dated February
                    2, 1995.  (Incorporated by reference to 1995
                    Form 10-K).

     10.21 Agreement for Systems Operations Services among Yankee Gas and Integrated Systems
                    Solutions Corporation ("ISSC") dated August
                    12, 1991 (Incorporated by reference to 1992
                    Form 10-K).

     10.22*         Stipulation and Agreement dated January 3,
                    1996 between Yankee Gas and The Office of
                    Consumer Counsel, Docket No. 92-02-19
                    Reopened II.

     11*            Statement re: Computation of per share
                    earnings.

     13*            1996 Annual Report to Shareholders.

     21*            Subsidiaries of the registrant.

     23*            Consent of Arthur Andersen LLP.

     27* Financial date schedule pursuant to Article 5 of Regulation S-X for commercial/industrial customers.


*  Filed herewith.
+ Management contract or compensatory plan.