Form 10-Q
period 1996-12-31
YANKEE ENERGY SYSTEM INC
filed 1997-02-12
CIK 849210

                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549
                              ______________

                                 FORM 10-Q
                                __________

(MARK ONE)
          /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
               OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1996 OR

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

                    Yes __X__       No ____

                   APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

NUMBER OF SHARES OF COMMON STOCK ($5.00 PAR VALUE)
OUTSTANDING AT JANUARY 31, 1996                        10,449,554

YANKEE ENERGY SYSTEM, INC. AND SUBSIDIARIES

TABLE OF CONTENTS



PART I.   FINANCIAL INFORMATION

          Item 1. Financial Statements

            Consolidated Balance Sheets - December
            31, 1996 and September 30, 1996

            Consolidated Statements of Income -
            Three Months Ended December 31, 1996
            and 1995

            Consolidated Statements of Cash Flows -
            Three Months Ended December 31, 1996
            and 1995

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


          Item 2.  Management's Discussion and Analysis
                   of Financial Condition and Results
                   of Operations


PART 11.  OTHER INFORMATION


          Item 5.  Other Information

          Item 6.  Exhibits and Reports on Form 8-K

          Signatures

                      PART 1.  FINANCIAL INFORMATION
                YANKEE ENERGY SYSTEM, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS

                                   DECEMBER 31,   SEPTEMBER 30,
                                        1996           1996
                                        ____           ____

                                   (UNAUDITED)
                                        (Thousands of Dollars)
ASSETS

Utility Plant, at original cost         $ 504,577      $ 499,446
  Less:  Accumulated provision for
         depreciation                     181,540        177,943
                                        _________      _________
                                          323,037        321,503
Construction work in progress              14,164         13,985
                                        _________      _________

      Total Net Utility Plant             337,201        335,488
                                        _________      _________
Other Property and Investments             15,932         14,894
                                        _________      _________

Current Assets:
  Cash and temporary cash investments       2,877          7,853
  Accounts receivable, net                 46,102         25,623
  Fuel supplies                             9,900         11,465
  Other materials and supplies              1,722          1,706
  Accrued utility revenues                 16,761          5,775
  Prepaid taxes                              ---           2,925
  Other                                     5,117          4,373
                                        _________      _________
    Total Current Assets                   82,479         59,720
                                        _________      _________

  Deferred Gas Costs                        5,710          3,948
  Recoverable Environmental
    Cleanup Costs                          33,915         34,370
  Recoverable Income Taxes                 14,381         14,559
  Recoverable Postretirement
    Benefits Costs                          1,827          1,861
  Other Deferred Debits                    11,830         13,909
                                         ________     __________

    Total Assets                       $  503,275     $  478,749
                                          ________     __________
                                          ________     __________

The accompanying notes are an integral part of these financial statements.

                 YANKEE ENERGY SYSTEM, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                                   DECEMBER 31,   SEPTEMBER 30,
                                        1996           1996
                                        ____           ____
                                   (UNAUDITED)
                                        (Thousands of Dollars)
CAPITALIZATION AND LIABILITIES

Capitalization:
  Common shares - $5.00 par value.
  Authorized 20,000,000 shares; 10,449,554
  shares outstanding at December 31, 1996
  and September 30, 1996                $ 52,248    $   52,248
  Capital surplus, paid in                87,953        87,947
  Retained earnings                       28,754        23,271
  Employee stock ownership
    plan guarantee                        (1,000)       (1,400)
                                        ________       _______
     Total Common Shareholders' Equity   167,955       162,066
  Long-term debt, net of current portion 108,882       109,282
                                        ________       _______
     Total Capitalization                276,837       271,348
                                        ________       _______
Current Liabilities:
  Notes payable to banks                  26,700        20,300
  Long-term debt, current portion         34,017        34,017
  Accounts payable                        28,745        22,571
  Accrued interest                         3,579         3,494
  Accrued taxes                            4,193          ---
  Other                                    8,649         7,833
                                        ________       ________
     Total Current Liabilities           105,883        88,215
                                        ________       ________

Accumulated Deferred Income Taxes         51,836        49,934
Unfunded Deferred Income Taxes            14,282        14,488
Accumulated Deferred Investment
  Tax Credits                              8,986         9,080
Reserve for Environmental Cleanup Costs   35,000        35,000
Unfunded Postretirement Benefits Costs     3,649         3,361
Other Deferred Credits                     6,802         7,323

                                         _______        _______

Commitments and Contingencies (Note 3)


     Total Capitalization and
        Liabilities                    $ 503,275    $  478,749
                                        ________      ________
                                        ________      ________


The accompanying notes are an integral part of these financial statements.

                 YANKEE ENERGY SYSTEM, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                          THREE MONTHS ENDED
                                             DECEMBER 31,
                                          __________________
                                        1996           1995
                                        ____           ____
                                   (Thousands of Dollars, Except
                                        Share Information)

Revenues:
Utility Revenues                   $    94,632    $    98,133
Non-utility revenues                     1,050             65
                                        ______         ______
     Total Revenues                     95,682         98,198
                                        ______         ______

Operating Expenses:
  Cost of gas                           50,758         53,419
  Operations                            14,086         13,200
  Maintenance                            1,600          1,487
  Depreciation                           4,203          4,150
  Taxes other than income taxes          5,873          5,631
  Organizational charges                  ---              93
                                        ______         ______

     Total Operating Expenses           76,520         77,980
                                        ______         ______

Operating Income                        19,162         20,218

Other Income (Expense):
Other Income, net                            2          1,434
Interest expense, net                   (3,371)        (3,952)

                                        ______         ______

Income Before Income taxes              15,793         17,700

Provision For Income Taxes               6,914          7,863
                                        ______         ______


Net Income                         $     8,879    $     9,837
                                        ______          _____
                                        ______          _____

Total Earnings per Common Share    $      0.85    $      0.95
                                        ______          _____
                                        ______          _____

Common Shares
  Outstanding (Average)              10,449,554     10,408,970
                                     ___________    __________
                                     ___________    __________

The accompanying notes are an integral part of these financial statements.

                YANKEE ENERGY SYSTEM, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                        THREE MONTHS ENDED
                                             DECEMBER 31,
                                        1996           1995
                                        ____           ____
                                        (Thousands of Dollars)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                            $  8,879  $    9,837
  Adjusted for the following:
    Depreciation                           4,203       4,150
    Equity earnings from investments         (64)     (1,396)
    Deferred income taxes, net             1,779       1,523
    Deferred gas cost activity and other
      non-cash items                         394       3,223
  Changes in working capital:
    Accounts receivable and accrued
      utility revenues                   (31,465)    (41,100)
    Accounts payable                       6,174       5,325
    Accrued taxes                          7,118       7,766
    Other working capital
     (excludes cash)                       1,945       2,916
                                        ________     _______
  Net cash used for
  operating activities                    (1,037)     (7,756)
                                        _________    _______

CASH FLOWS FROM FINANCING ACTIVITIES:
  Premium on common stock issuance           ---         475
  Issuance of common stock                   ---         128
  Retirement of long-term debt              (400)     (2,550)
  Increase (decrease) in short-term debt   6,400      16,691
  Cash dividends-common stock             (3,396)     (3,278)
                                        _________   ________
Net cash provided by financing
  activities                               2,604      11,466
                                        ________    ________

INVESTMENT IN PLANT AND OTHER:
  Utility Plant, net of allowance for other
   funds used during construction         (5,628)     (4,896)
  Other property and investments            (915)        (39)
  Iroquois distribution                      ---       1,575
                                         _______      _______
Net cash used for plant and other
  investments                             (6,543)     (3,360)
                                         ________     _______

NET INCREASE (DECREASE) IN CASH AND
  TEMPORARY CASH INVESTMENTS FOR THE
  PERIOD                                  (4,976)        350
Cash and Temporary Cash Investments,
  beginning of period                      7,853         725
                                        ________     _______
Cash and Temporary Cash Investments,
  end of period                         $  2,877  $    1,075
                                        ________     _______
                                        ________     _______

Supplemental Cash Flow Information:
  Cash paid during the period for:
  Interest, net of amounts capitalized  $  3,254  $    3,319
  Income taxes                          $    ---  $    3,256


The accompanying notes are an integral part of these financial statements.

                 YANKEE ENERGY SYSTEM, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1)   GENERAL

     The accompanying unaudited consolidated financial statements should be read in conjunction with the Annual Report of Yankee Energy System, Inc. (YES or the Company) on Form 10-K for the fiscal year ended September 30, 1996 (1996 Form 10-
     K), including the audited financial statements (and notes thereto) incorporated by reference therein. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of the Company as of December 31, 1996, and its results of operations and cash flows for the three months ended December 31, 1996 and 1995. The results of operations for the three months ended December 31, 1996 and 1995 are not necessarily indicative of the results expected for a full year, due mainly to the highly seasonal nature of the gas business.


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

     Following the provisions of FAS 71, the Company has recorded regulatory assets or liabilities as appropriate primarily related to deferred gas costs, pipeline transition costs, hardship customer receivables, environmental cleanup costs, income taxes and postretirement benefits costs. The specific amounts related to these items are disclosed in the consolidated balance sheets. For additional information about these items see the 1996 Form 10-K.

     Yankee Gas continues to be subject to cost-of-service based rate regulation by the DPUC. Based upon current regulation and recent regulatory decisions, the Company believes that its use of regulatory accounting is appropriate and in accordance with the provisions of FAS 71.


3)   COMMITMENTS AND CONTINGENCIES

     TRANSITION COSTS - ORDER NO. 636: The three major pipeline systems serving Yankee Gas (Iroquois Gas Transmission System, Tennessee Gas Pipeline Company and Algonquin Gas Transmission Company and its affiliate, Texas Eastern Transmission Company), have all restructured their services pursuant to Federal Energy Regulatory Commission (FERC) directive. Yankee Gas has concurrently replaced the gas supply traditionally obtained from the pipeline companies' merchant services with firm purchases directly from producers and/or marketing companies. Order No. 636 acknowledges that the restructuring of the pipelines' traditional services will cause pipelines to incur transition costs in several areas and provides mechanisms for the pipelines to fully recover prudently incurred transition costs attributable to the implementation of Order No. 636.

     On July 8, 1994, the DPUC issued a decision on the implementation of FERC Order No. 636 by the Connecticut Local Distribution Companies (LDC's). The DPUC is allowing the LDC's to offset the transition costs billed by pipelines under Order No. 636 with recoveries from capacity release activity, refunds of deferred gas costs for the 1992-93 period and all subsequent annual deferred gas costs, gas supplier refunds, off-system sales margin and interruptible margin earned in excess of target amounts.

     Through December 31, 1996, Yankee Gas has paid approximately $17.6 million of transition costs and an additional $0.4 million are anticipated. To date, Yankee Gas has collected $34.8 million through a combination of credits received from gas supplier refunds, deferred gas costs, excess interruptible margin, off-system sales margin, and capacity release activity.

     On January 3, 1996, the DPUC approved a Settlement Agreement between Yankee Gas and the Office of Consumer Counsel (OCC). This Settlement Agreement provides for the retention of overcollected transition cost credits to offset certain deferred regulatory assets. As a result of this Settlement Agreement, Yankee Gas has stipulated that, except in the event of certain circumstances which would adversely affect Yankee Gas' financial condition, it will not increase its rates prior to October 1, 1998. As of December 31, 1996, excess collections of approximately $17.2 million were applied against the deferred regulatory assets specified in the Settlement Agreement.

     FIRM TRANSPORTATION: On August 2, 1995, the DPUC issued a Final Decision in Docket No. 94-11-12, DPUC Review of Connecticut Local Distribution Companies' Cost of Service Study Methodologies. The docket was intended to investigate the issues surrounding the development of firm transportation (FT) rates at the state level in response to FERC Order No. 636. The Decision provides guidelines for the development of FT rates to be offered by the State's three LDC's, one of which is Yankee Gas.

     On January 24, 1996, the DPUC issued a Final Decision on Docket 92-02-19 Reopen I. This decision enabled Yankee Gas to implement FT rates and services as contemplated in the DPUC August 2, 1995 decision referenced above. The Decision allows Yankee Gas to offer a broad array of service options to commercial and industrial FT customers. Yankee Gas implemented these new FT rates and services on April 1, 1996, and as of December 31, 1996 had approximately 400 customers under the new FT service. Existing customers who switch to transportation tariffs will result in decreased revenues for Yankee Gas as the portion of revenues representing gas costs will now be borne directly by the customer who will buy their own gas directly. Yankee Gas, however, does not expect customer conversions to transportation services to affect its net income because the cost of gas has traditionally been a pass through item with no income impact.

     This Decision did not address Yankee Gas' revenue requirement; Yankee Gas will maintain the existing margin recovery and rates of return established in the last rate case decision issued for Yankee Gas in 1992.

     On August 25, 1996, Yankee Gas filed an application with the DPUC for a Financial and Operation Review (Review). This Review is required under Connecticut statute if Yankee Gas has not undergone a rate proceeding within the last four years. Since Yankee Gas' last rate application was approved on August 26, 1992, this Review is necessary to comply with the statute. Hearings have been tentatively scheduled for April 1997 and a Final Decision is scheduled to take place in July 1997. Yankee Gas is not able to determine at this time the financial or operational impact of any decisions which may result from the Review, but they are not expected to have a material impact on earnings.

     GAS SUPPLY HEDGING ACTIVITIES: Yankee Gas has gas service agreements with two customers to supply gas at fixed prices.

     Because Yankee Gas purchases gas on a variable price basis, it has found it necessary to hedge gas prices with derivatives to respond to customers' need for long term fixed pricing. Both agreements are similar in structure in that Yankee Gas executed a commodity swap contract with a commodity trading firm. Under a master commodity swap agreement, the price of a specified quantity of gas is fixed over the term of the gas service agreement with the customer. In both cases, Yankee Gas is acting as an agent using its credit to provide fixed pricing to its customers using a commodity swap. Yankee Gas' results of operations are unaffected by the hedge transaction given that it passes through the cost of the hedge to either the commodity trading firm or its customer depending on the difference in the fixed and floating prices for gas. Also, the customers are accountable for all costs incurred by Yankee Gas to execute and maintain the commodity swap contract.

     Of the two gas service hedging agreements currently in force, only one is material relative to the significance of gas volumes being hedged. This agreement has a ten-year term and requires Yankee Gas to supply approximately one BCF of gas per year, with relatively low margin, at a fixed price beginning August 1, 1995. The price is allowed to escalate by a predetermined rate every year after the first year. The commodity swap contract for this hedging agreement was executed August 17, 1994. Yankee Gas is responsible for margin calls collateralizing the commodity swap contract from August 17, 1994 through the term of the gas service agreement. Currently, Yankee Gas has a letter of credit in the amount of $2.25 million issued to the commodity trading firm collateralizing the commodity contract.

     There have been no other material developments in this area.
     For a detailed description of the items that comprise commitments and contingencies of the Company, see the 1996
     Form 10-K.


4)   FORWARD-LOOKING STATEMENTS

     This report may contain statements which, to the extent they are not recitations of historical fact, constitute "forward-looking statements" within the meaning of the Securities Litigation Reform Act of 1995 (Reform Act). All such forward-looking statements are intended to be subject to the safe harbor protection provided by the Reform Act. A number of important factors affecting the Company's business and financial results could cause actual results to differ materially from those stated in the forward-looking statements. Those factors include developments in the legislative, regulatory and competitive environment, gas industry restructuring and certain environmental matters as well as such other factors as set forth in the Company's Form 10-K for the year ended September 30, 1996.


5)   USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


6)   RECLASSIFICATIONS

     Certain prior year amounts have been reclassified to conform with current year classifications.

                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Management of
Yankee Energy System, Inc.:

We have reviewed the accompanying consolidated balance sheet of Yankee Energy System, Inc. (a Connecticut corporation) and subsidiaries (the Company) as of December 31, 1996 and the related consolidated statements of income and cash flows for the three-month period then ended. These financial statements are the responsibility of the Company's management.

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


Arthur Andersen LLP
Hartford, Connecticut
January 31, 1997

YANKEE ENERGY SYSTEM, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and
Results of Operations

This section contains management's assessment of the financial condition of Yankee Energy System, Inc. (YES or the Company) and the principal factors which had an impact on the results of operations in the periods presented. This discussion should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended September 30, 1996, including the audited consolidated financial statements (and notes thereto) incorporated by reference therein.


FINANCIAL CONDITION
OVERVIEW

Consolidated earnings per share was $0.85 for the three months ended December 31, 1996 based on 10,449,554 average common shares, compared to $0.95 per share for the same period a year earlier based on 10,408,970 average common shares.

The decrease in earnings for the three month period ended December 31, 1996, was primarily due to a decrease in firm sales resulting from weather that was 5 percent warmer than last year and 3 percent warmer than normal. The warmer weather caused a 1 percent decrease in firm gas heating sales. Interruptible sales increased 16 percent this fiscal year versus last fiscal year and had little effect on margin.


RESULTS OF OPERATIONS

COMPARISON OF THE FIRST QUARTER OF FISCAL 1997 WITH THE FIRST
QUARTER OF FISCAL 1996


REVENUES AND SALES

Utility operating revenues decreased $3.5 million and were partially offset by a $1.0 million increase in non-utility revenues in the first quarter of fiscal 1997 compared with the same period in the prior fiscal year. The increase in non-utility revenues was due primarily to Yankee Energy Services Company (YESCo) acquisitions. The components of the change in operating revenues are as follows:


                                            Changes in
                                         Operating Revenues
                                         Increase/(Decrease)
                                        (Millions of Dollars)

Firm and other
  (excluding gas cost recoveries):
  Sales, transportation and other           $(1.6)
Interruptible/off-system (excluding gas
  cost recoveries):
  Sales and transportation                    0.1

Non-utility operations                        1.0
                                             _____

Total - Excluding gas cost recoveries        (0.5)

Plus:  Gas cost recoveries                   (2.7)
       Amount applied to transition costs     0.7
                                             _____

Total change in operating revenues          $(2.5)
                                             ______
                                             ______

The corresponding changes in the Company's utility throughput were as follows:


                         Quarter Ended December 31,
                              (Mcf - thousands)
                         1996      1995      Increase/(Decrease)
Firm sales
  and transportation     10,324    10,403           (79)
Interruptible/off-system
  sales and
  transportation          3,585     3,100           485
                         ______     _____         ______
Total                    13,909    13,503           406
                         ______    ______         ______
                         ______    ______         ______


Firm and other revenues (excluding gas cost recoveries) decreased for the first quarter of fiscal 1997 compared to the same period in fiscal 1996 due to a 1 percent decrease in firm sales resulting from weather that was 5 percent warmer this year compared to last year.

Interruptible margin increased $0.1 million for the three months ended December 31, 1996 compared to the three months ended December 31, 1995 primarily due to the availability of gas usage for interruptible customers which was caused by the warmer weather.

Gas cost recoveries decreased due to lower firm sales partially offset by higher per-unit gas costs in the first quarter of fiscal 1997 compared to the same period in fiscal 1996.


OPERATING EXPENSES

Total operating expenses decreased $1.5 million in the first quarter of fiscal 1997 compared with the same period in the prior year as a result of the following items:

     - Cost of gas decreased $2.7 million for the three months ended December 31, 1996 compared to the three months ended December 31, 1995 due to an undercollection of gas costs resulting from higher per unit gas costs, and lower unbilled fuel recoveries for fiscal 1997 versus fiscal 1996.

     - Operations and maintenance expenses increased $1.0 million in the first quarter of fiscal 1997 compared to the first quarter of fiscal 1996 due primarily to an increase in non-utility subsidiary activity offset by payroll decreases in Yankee Gas as a result of the Company's business transformation.

     - Taxes other than income taxes increased $0.2 million in the first quarter of fiscal year 1997 compared to the first quarter of fiscal year 1996. The 1997 increase was primarily due to an increase in municipal property taxes due to higher assessments.

OTHER INCOME, NET decreased $1.4 million in the first quarter of fiscal 1997 compared to the first quarter of fiscal 1996 due to earnings associated with the equity investment Housatonic formerly held in Iroquois, which was sold on April 30, 1996.

INTEREST charges decreased $0.6 million for the three months ended December 31, 1996 compared to the same period ended
December 31, 1995 due to lower levels of debt and lower interest expense on Yankee Gas' Purchased Gas Adjustment (PGA) balance in the current period.

INCOME TAXES, FEDERAL AND STATE decreased $0.9 million primarily due to lower taxable income as a result of warmer weather for the three months ended December 31, 1996 compared to the three months ended December 31, 1995.


LIQUIDITY AND CAPITAL RESOURCES

Cash and temporary cash investments at December 31, 1996 totaled
$2.9 million. Principal source of cash for the three months ended December 31, 1996 was net income. These funds were used primarily to reduce short-term debt, meet sinking fund requirements, dividend payments and capital expenditures.

Expenditures for utility plant and other investments totaled $5.6 million for the first three months of fiscal 1997. During the first three months of fiscal 1997, construction additions were supported by short-term debt.

The seasonal nature of gas revenues, inventory purchases and construction expenditures create a need for short-term borrowing to supplement internally generated funds. As of December 31, 1996, Yankee Gas had a revolving line of credit of $60 million with a group of five banks. Under the agreement, funds may be borrowed on a short-term revolving basis using either fixed or variable rate loans. Yankee Gas also had uncommitted credit lines of $27 million as of December 31, 1996. At December 31, 1996, Yankee Gas had $27 million outstanding on its agreements. Yankee Energy had no amount outstanding at December 31, 1996 on its $15 million committed line of credit.

The long-term credit needs of Yankee Gas are being met by a first mortgage bond indenture which provides for the issuance of bonds from time to time, subject to certain issuance tests. At December 31, 1996, the indenture requirement, for the required coverage ratio, would allow for the issuance of an additional $201 million of bonds at an assumed interest rate of 7.6 percent.

Yankee Gas has entered into fixed revenue-rate contracts with two customers for the delivery of natural gas. Yankee Gas has hedged these commitments with the purchase of natural gas swaps. In order to satisfy certain provisions of the arrangement, Yankee Gas has provided a letter of credit for $2.25 million. The Company's results of operations are unaffected by the hedge transaction given that it passes through the cost of the hedge to either the commodity trading firm or its customer depending on the difference in the fixed and floating prices for gas.

Yankee Gas has recorded approximately $5.8 million for the recovery of coal tar remediation costs from insurance settlements as of December 31, 1996. The entire recovery was recorded in fiscal 1996. Total recoveries expected from insurance settlements cannot be determined at this time. For further information concerning coal tar remediation, please see the 1996 Form 10-K.

PART      II   OTHER INFORMATION


Item 5.   OTHER INFORMATION

          The Company announced on December 5, 1996, that Michael
          E. Bielonko, Vice President and Chief Financial Officer was appointed to the newly-created position of President - Yankee Energy Services Company and R.M. Services, Inc. Mr. Bielonko will continue his duties as Chief Financial Officer until a replacement is named.


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          a.   Exhibits

          Exhibit 27 - Financial Data Schedule

          b.   Reports on Form 8-K
               None.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   YANKEE ENERGY SYSTEM, INC.
                                   ___________________________
                                        (Registrant)



Date:  February 12, 1997           /s/ Michael E. Bielonko

                                  ____________________________
                                       Michael E. Bielonko
                                       Vice President and
                                    Chief Financial Officer






Date:  February 12, 1997         /s/ Nicholas A. Rinaldi

                                  _____________________________
                                     Nicholas A. Rinaldi
                                          Controller