Form 10-Q
period 1997-03-31
YANKEE ENERGY SYSTEM INC
filed 1997-05-13
CIK 849210

                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549
                              ______________
                                 FORM 10-Q
                               ____________

(MARK ONE)
          /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
               OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997 OR

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

                    Yes __X__       No ____

                   APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

NUMBER OF SHARES OF COMMON STOCK ($5.00 PAR VALUE)
OUTSTANDING AT APRIL 30, 1997                10,449,794

YANKEE ENERGY SYSTEM, INC. AND SUBSIDIARIES

TABLE OF CONTENTS




PART I.   FINANCIAL INFORMATION

          Item 1.   Financial Statements

               Consolidated Balance Sheets:
               March 31, 1997 and September 30, 1996

               Consolidated Statements of Income:
               Three and Six Months Ended March 31, 1997
               and 1996

               Consolidated Statements of Cash Flows:
               Six Months Ended March 31, 1997
               and 1996

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



PART II.  OTHER INFORMATION


          Item 4.   Submission of Matters to a Vote
                    of Security Holders

          Item 5.   Other Information

          Item 6.   Exhibits and Reports on Form 8-K

          Signatures

                       PART 1. FINANCIAL INFORMATION
                YANKEE ENERGY SYSTEM, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS

                                      March 31,  September 30,
                                        1997         1996
                                      ________    ___________
                                     (Unaudited)
                                      (Thousands of Dollars)

ASSETS
Utility Plant, at original cost      $513,326   $499,446
  Less:  Accumulated provision for
         depreciation                 185,035    177,943
                                     ________   ________
                                      328,291    321,503
Construction work in progress          10,961     13,985
                                     ________   ________

   Total Net Utility Plant            339,252    335,488
                                     ________   ________

Other Property and Investments         16,481     14,894
                                     ________   ________

Current Assets:
  Cash and temporary cash
    investments                         5,889      7,853
  Accounts receivable, net             61,977     25,623
  Fuel supplies                         2,819     11,465
  Other materials and supplies          1,984      1,706
  Accrued utility revenues             14,266      5,775
  Prepaid taxes                          ---       2,925
  Other                                 2,910      4,373
                                      _______    _______
   Total Current Assets                89,845     59,720
                                      _______    _______

  Deferred Gas Costs                     ---       3,948
  Recoverable Environmental
    Cleanup Costs                      31,282     34,370
  Recoverable Income Taxes             12,802     14,559
  Recoverable Postretirement
    Benefits Costs                      1,979      1,861
  Other Deferred Debits                13,179     13,909
                                      _______    _______

   Total Assets                      $504,820   $478,749
                                      _______   ________
                                      _______   ________

The accompanying notes are an integral part of these financial statements.


                YANKEE ENERGY SYSTEM, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS

                                     March 31,  September 30,
                                        1997        1996
                                     _________  ____________
                                     (Unaudited)
                                      (Thousands of Dollars)
CAPITALIZATION AND LIABILITIES

Capitalization:
  Common shares - $5.00 par value.
  Authorized 20,000,000 shares; 10,449,794
  shares outstanding at March 31, 1997
  and 10,449,554 outstanding at
  September 30, 1996                 $ 52,249   $ 52,248
  Capital surplus, paid in             87,952     87,947
  Retained earnings                    38,835     23,271
  Employee stock ownership
    plan guarantee                     (1,000)    (1,400)
                                      ________   ________
  Total Common Shareholders' Equity   178,036    162,066
  Long-term debt, net of
    current portion                   108,632    109,282
                                      _______    _______
     Total Capitalization             286,668    271,348
                                      _______    _______
Current Liabilities:
  Notes payable to banks               16,800     20,300
  Long-term debt, current portion      34,017     34,017
  Accounts payable                     15,194     22,571
  Accrued interest                      3,494      3,494
  Accrued taxes                        21,052       ---
  Pipeline transition costs payable     5,182        422
  Other                                 5,963      7,411
                                      _______    _______
     Total Current Liabilities        101,702     88,215
                                      _______    _______
Deferred Gas Costs                      4,099       ---
Accumulated Deferred Income Taxes      46,703     49,934
Unfunded Deferred Income Taxes         12,677     14,488
Accumulated Deferred Investment
  Tax Credits                           8,891      9,080
Reserve for Environmental
  Cleanup Costs                        35,000     35,000
Unfunded Postretirement
  Benefits Costs                        2,438      3,361
Other Deferred Credits                  6,642      7,323
                                       ______    _______
Commitments and Contingencies (Note 3)

     Total Capitalization and
        Liabilities                  $504,820   $478,749
                                     ________   ________
                                     ________   ________

The accompanying notes are an integral part of these financial statements.


                YANKEE ENERGY SYSTEM, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                     Three Months Ended
                                          March 31,
                                       1997       1996
                                     _______    ______
                                     (Thousands of Dollars,
                                      except share information)

Revenues
  Utility revenues                   $126,570   $139,510
  Nonutility revenues                     998         49
                                      _______    _______
     Total Revenues                   127,568    139,559
                                      _______    _______
Operating Expenses:
  Cost of Gas/Goods Sold               71,735     80,534
  Operations                           14,338     14,832
  Maintenance                           1,718      1,744
  Depreciation                          4,331      4,137
  Taxes other than income taxes         7,677      8,464
                                      _______    _______
     Total Operating Expenses          99,799    109,711
                                      _______    _______

Operating Income                       27,769     29,848


Other Income (Expenses):
  Other Income, net                        71      1,047
  Interest expense, net                (3,458)    (3,917)
                                      _______    _______
Income Before Income Taxes             24,382     26,978

Provision For Income Taxes             10,904     11,652
                                      _______    _______

Net Income                           $ 13,478   $ 15,326
                                      _______    _______
                                      _______    _______

Total Earnings per Common Share      $   1.29   $   1.47
                                      _______    _______
                                      _______    _______
Common Shares
  Outstanding (Average)              10,449,634 10,432,707
                                     __________ __________
                                     __________ __________

The accompanying notes are an integral part of these financial statements.

                YANKEE ENERGY SYSTEM, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                       Six Months Ended
                                          March 31,
                                       1997       1996
                                       ____       ____
                                        (Thousands of Dollars,
                                      except share information)

Revenues
  Utility revenues                   $221,201   $237,641
  Nonutility revenues                   2,048        116
                                      _______    _______
    Total Revenues                    223,249    237,757
                                      _______    _______
Operating Expenses:
  Cost of Gas/Goods Sold              122,992    133,993
  Operations                           27,925     28,084
  Maintenance                           3,318      3,231
  Depreciation                          8,534      8,287
  Taxes other than income taxes        13,549     14,095
                                      ________   ________
    Total Operating Expenses          176,318    187,690
                                      _______    _______

Operating Income                       46,931     50,067

Other Income (Expense):
  Other Income, net                        72      2,481
  Interest Expense, net                (6,829)    (7,869)
                                      _______    _______
Income Before Income Taxes             40,174     44,679

Provision For Income Taxes             17,817     19,515
                                      _______    _______
Net Income                           $ 22,357   $ 25,164
                                      _______    _______
                                      _______    _______

Total Earnings per Common Share      $   2.14   $   2.42
                                      _______    _______
                                      _______    _______
Common Shares
  Outstanding (Average)            10,449,594 10,420,839
                                    __________ __________
                                    __________ __________

The accompanying notes are an integral part of these financial statements.

                YANKEE ENERGY SYSTEM, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                     Six Months Ended
                                        March 31,
                                     __________________
                                     1997       1996
                                     ____       ____
                                     (Thousands of Dollars)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                         $22,357    $25,164
  Adjusted for the following:
    Depreciation                       8,534      8,286
    Equity earnings from investments    (117)    (2,641)
    Deferred income taxes, net        (3,473)    (6,498)
    Deferred gas costs activity and
      other non-cash items            11,337     22,293
  Changes in working capital:
    Accounts receivable and accrued
      utility revenues               (44,845)   (54,886)
    Accounts payable                  (7,377)     2,427
    Accrued taxes                     23,977     27,871
    Other working capital
      (excludes cash)                 11,899      8,770
                                     _______    _______
Net cash provided by
  operating activities                22,292     30,786
                                     _______    _______
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock                 1        251
  Premium on common stock                ---        890
  Retirement of long-term debt          (650)    (2,450)
  Issuance of long-term debt             ---      2,150
  Decrease in short-term debt         (3,500)   (16,115)
  Cash dividends-common stock         (6,792)    (6,563)
                                     ________   ________
Net cash used for financing
   activities                        (10,941)   (21,837)
                                     ________   ________

INVESTMENT IN PLANT AND OTHER:
  Utility Plant, net of allowance for other
   funds used during construction    (11,619)    (9,880)
  Other property and investments      (1,696)    (1,000)
  Iroquois distribution                  ---      1,575
                                     _______    ________
Net cash used for plant and other
   investments                       (13,315)    (9,305)
                                     ________    _______

Net (Decrease)/Increase in Cash and Temporary
   Cash Investments for the Period    (1,964)      (356)
Cash and Temporary Cash Investments,
   beginning of period                 7,853        725
                                     ________   ________
Cash and Temporary Cash Investments
   end of period                     $ 5,889    $   369
                                     ________   _______
                                     ________   _______
Supplemental Cash Flow Information:
  Cash paid during the period for:
  Interest, net of amounts
   capitalized                       $ 6,743    $ 6,952
  Income taxes                       $ 1,279    $ 6,304


The accompanying notes are an integral part of these financial statements.

YANKEE ENERGY SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1)  GENERAL

     The accompanying unaudited consolidated financial statements should be read in conjunction with the Annual Report of Yankee Energy System, Inc. (Yankee Energy or the Company) on Form 10-K for the fiscal year ended September 30, 1996 (1996 Form 10-K), including the audited financial statements (and notes thereto) incorporated by reference therein and the Company's quarterly report on Form 10-Q for the quarter ended December 31, 1996 (First Quarter Form 10-Q). In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of the Company as of March 31, 1997, and its results of operations for the three and six months ended March 31, 1997 and 1996 and cash flows for the six months ended March 31, 1997 and 1996. The results of operations for the three and six months ended March 31, 1997 and 1996 are not necessarily indicative of the results expected for a full year, due mainly to the highly seasonal nature of the gas business.


2)  ACCOUNTING FOR THE EFFECTS OF REGULATION

     The Company's wholly-owned subsidiary, Yankee Gas Services Company (Yankee Gas), is subject to regulation by the Connecticut Department of Public Utility Control (DPUC). The Company prepares its financial statements in accordance with generally accepted accounting principles which include the provisions of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (FAS No. 71). FAS No. 71 requires a cost-based, rate-regulated enterprise such as Yankee Gas to reflect the impact of regulatory decisions in its financial statements. The DPUC, through the rate regulation process, can create regulatory assets that result when costs are allowed for ratemaking purposes in a period other than the period in which the costs would be charged to expense by an unregulated enterprise.

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


3)  COMMITMENTS AND CONTINGENCIES

     TRANSITION COSTS - ORDER NO. 636: The three major pipeline systems serving Yankee Gas (Iroquois Gas Transmission System (Iroquois), Tennessee Gas Pipeline Company and Algonquin Gas Transmission Company and its affiliate, Texas Eastern Transmission Company), have all restructured their services pursuant to Federal Energy Regulatory Commission (FERC)
     directive.   Yankee Gas has concurrently replaced the gas
     supply traditionally obtained from the pipeline companies' merchant services with firm purchases directly from producers and/or marketing companies. Order No. 636 acknowledges that the restructuring of the pipelines' traditional services will cause pipelines to incur transition costs in several areas and provides mechanisms for the pipelines to fully recover prudently incurred transition costs attributable to the implementation of Order No. 636.

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

     Through March 31, 1997, Yankee Gas has paid approximately $17.8 million of transition costs and an additional $5.2 million are anticipated. To date, Yankee Gas has collected $39.9 million through a combination of credits received from gas supplier refunds, deferred gas costs, excess interruptible margin, off-system sales margin, and capacity release activity.

     On January 3, 1996, the DPUC approved a Settlement Agreement between Yankee Gas and the Office of Consumer Counsel (OCC). This Settlement Agreement provides for the retention of overcollected transition cost credits to offset certain deferred regulatory assets. As a result of this Settlement Agreement, Yankee Gas has stipulated that, except in the event of certain circumstances which would adversely affect Yankee Gas' financial condition, it will not increase its rates prior to October 1, 1998. As of March 31, 1997, excess collections of approximately $18.8 million were applied against the deferred regulatory assets specified in the Settlement Agreement.

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

     On January 24, 1996, the DPUC issued a Final Decision on Docket 92-02-19 Reopen I. This decision enabled Yankee Gas to implement FT rates and services as contemplated in the DPUC August 2, 1995 decision referenced above. The Decision allows Yankee Gas to offer a broad array of service options to commercial and industrial FT customers. Yankee Gas implemented these new FT rates and services on April 1, 1996, and as of March 31, 1997 had approximately 650 customers under the new FT service. Existing customers who switch to transportation tariffs will result in decreased revenues for Yankee Gas as the portion of revenues representing gas costs will now be borne directly by the customer who will buy their own gas directly. Yankee Gas, however, does not expect customer conversions to transportation services to affect its net income because the cost of gas has traditionally been a pass through item with no income impact.

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

     Of the two gas service hedging agreements currently in force, only one is material relative to the significance of gas volumes being hedged. This agreement has a ten year term and requires Yankee Gas to supply approximately one BCF of gas per year, with relatively low margin, at a fixed price beginning August 1, 1995. The price is allowed to escalate by a predetermined rate every year after the first year. The commodity swap contract for this hedging agreement was executed August 17, 1994. Yankee Gas is responsible for margin calls collateralizing the commodity swap contract from August 17, 1994 through the term of the gas service agreement. Currently, Yankee Gas has a letter of credit in the amount of $2.75 million issued to the commodity trading firm collateralizing the commodity contract.

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

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Management of
Yankee Energy System, Inc.:


We have reviewed the accompanying consolidated balance sheet of Yankee Energy System, Inc. (a Connecticut corporation) and subsidiaries (the Company) as of March 31, 1997 and the related consolidated statements of income for the three-month and six-month periods then ended and cash flows for the six-month period then ended. These financial statements are the responsibility of the Company's management.

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


Arthur Andersen LLP
Hartford, Connecticut
April 29, 1997

YANKEE ENERGY SYSTEM, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and
Results of Operations


This section contains management's assessment of the financial condition of Yankee Energy System, Inc. (the Company or Yankee Energy) and the principal factors which had an impact on the results of operations in the periods presented. This discussion should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended September 30, 1996, including the audited consolidated financial statements (and notes thereto) incorporated by reference therein, and the Company's quarterly report on Form 10-Q for the quarter ended December 31, 1996.


FINANCIAL CONDITION
OVERVIEW

Consolidated earnings per share for the quarter ended March 31, 1997 were $1.29 compared to $1.47 per share earned for the same period a year earlier. For the six months ended March 31, 1997, earnings were $2.14 per share compared to $2.42 per share for the six months ended March 31, 1996.

The decrease in earnings for the three and six month periods ended March 31, 1997 was due to weather that was approximately 10 and 8 percent warmer respectively, compared to the same periods a year earlier. This warmer weather caused firm sales to decrease approximately 6 and 4 percent for the three and six month periods ended March 31, 1997 respectively, compared to the same periods a year earlier. This decrease was offset by an increase in firm transportation as a result of customer conversion to transportation-only service.

The Company recorded lower income tax expense as a result of lower pre-tax net income for the three and six month periods ended March 31, 1997 compared to the three and six month periods ended March 31, 1996.


RESULTS OF OPERATIONS

COMPARISON OF THE SECOND QUARTER OF FISCAL 1997 WITH THE SECOND
QUARTER OF FISCAL 1996

REVENUES AND SALES

Utility operating revenues decreased $12.9 million and were partially offset by a $1.0 million increase in non-utility revenues in the second quarter of fiscal 1997 compared with the same period in the prior fiscal year. The increase in non-utility revenues was due primarily to Yankee Energy Services Company (YESCo) acquisitions. For a detailed description of YESCo, see page 1 of the 1996 Form 10-K. The components of the change in operating revenues are as follows:


                                 Changes in Operating Revenues

                                  (Millions of Dollars)
                                   Increase/(Decrease)
Firm sales and other                      $ (4.7)
Transportation                               2.0
                                            _____
Subtotal firm sales, transportation and
  other (excluding gas cost recoveries):    (2.7)

Interruptible/off-system sales and
  transportation
  (excluding gas cost recoveries):          (0.7)

Non-utility operations                       1.0
                                            _____
Total - Excluding gas cost recoveries       (2.4)

Plus:  Gas cost recoveries                  (9.4)
       Amount applied to transition costs   (0.2)
                                            _____

Total change in operating revenues        $(12.0)
                                           ______
                                           ______

The corresponding changes in the Company's throughput were as follows:

                         Quarter Ended March 31,
                         1997      1996    Increase/(Decrease)
                            (Mcf - thousands)
Firm sales and
  transportation         13,618    14,471    (853)
Interruptible/off-system
  sales and
  transportation          2,938     2,275     663
                         ______    ______   ______
Total                    16,556    16,746    (190)
                         ______    ______   ______
                         ______    ______   ______


Firm sales and other revenues (excluding gas cost recoveries) decreased for the second quarter of fiscal 1997 compared to the same period in fiscal 1996 due to a 15 percent decrease in firm sales resulting from weather that was 10 percent warmer this year compared to last year. This decrease was partially offset by an increase in firm transportation as a result of customer conversion to transportation-only service.

Interruptible margin decreased $0.7 million for the three months ended March 31, 1997 compared to the three months ended March 31, 1996 primarily due to higher gas prices.

Gas cost recoveries decreased due to lower firm sales in the second quarter of fiscal 1997 compared to the same period in fiscal 1996.

OPERATING EXPENSES

Total operating expenses decreased $9.9 million in the second quarter of fiscal 1997 compared with the same period in the prior year as a result of the following items:

     - Cost of gas/goods sold decreased $8.8 million for the three months ended March 31, 1997 compared to the three months ended March 31, 1996 due to lower firm sales offset by higher per-unit gas costs, in the second quarter of fiscal 1997 compared to the same period a year earlier. This decrease was also partially offset by an increase in non-utility subsidiary project activity.

     - Operations and maintenance expenses decreased $0.5 million in the second quarter of fiscal 1997 compared to the second quarter of fiscal 1996 due primarily to a decrease in uncollectible expense due to lower revenues and lower Yankee Gas payroll as a result of the Company's business transformation. This decrease was partially offset by an increase in non-utility subsidiary activity.

     - Taxes other than income taxes decreased $0.8 million for the three months ended March 31, 1997 compared to the three months ended March 31, 1996 primarily due to lower Connecticut Gross Earnings taxes resulting from lower revenues in the current period compared to the same period a year earlier. This decrease was offset by an increase in municipal property taxes due to higher assessments.

OTHER INCOME, NET decreased $1.0 million in the second quarter of fiscal 1997 compared to the second quarter of fiscal 1996 due to the absence of earnings associated with the equity investment which Housatonic formerly held in Iroquois, which was sold on April 30, 1996.

INTEREST charges decreased $0.5 million for the three months ended March 31, 1997 compared to the same period ended March 31, 1996 due to lower levels of debt and lower interest expense on Yankee Gas' Purchased Gas Adjustment (PGA) balance in the current period.

INCOME TAXES, FEDERAL AND STATE decreased $0.7 million primarily due to lower taxable income as a result of warmer weather for the three months ended March 31, 1997 compared to the three months ended March 31, 1996.

COMPARISON OF THE FIRST SIX MONTHS OF FISCAL 1997 WITH THE FIRST
SIX MONTHS OF FISCAL 1996


REVENUES AND SALES

Utility operating revenues decreased $16.4 million and were partially offset by a $1.9 million increase in non-utility revenues in the first six months of fiscal 1997 compared with the same period in the prior fiscal year. The increase in non-utility revenues was due primarily to YESCo acquisitions. The components of the change in operating revenues are as follows:


                             Changes in Operating Revenues
                                 (Millions of Dollars)
                                  Increase/(Decrease)
Firm sales and other                    $ (7.4)
Transportation                             2.9
                                        _______
Subtotal firm sales, transporation
  and other
  (excluding gas costs recoveries):       (4.5)

Interruptible/off-system sales
  and transportation
  (excluding gas cost recoveries):        (0.5)

Non-utility operations                     1.9
                                        _______
Total - Excluding gas cost recoveries     (3.1)

Plus:  Gas cost recoveries               (11.9)
       Amount applied to transition
         costs                             0.5
                                        _______

Total change in operating revenues      $(14.5)
                                        _______
                                        _______

The corresponding changes in the Company's throughput were as follows:


                           Six Months Ended March 31,
                         1997      1996    Increase/(Decrease)
                         (Mcf - thousands)
Firm sales and
  transportation         23,940    24,875    (935)
Interruptible/off system
  sales and
  transportation          6,524     5,374   1,150
                         ______    _______ ______
Total                    30,464    30,249     215
                         _______   ______  ______


Firm sales and other revenues (excluding gas cost recoveries) decreased for the first six months of fiscal 1997 compared to the same period in fiscal 1996 due to an 11 percent decrease in firm sales resulting from weather that was 8 percent warmer this year compared to last year. This decrease was partially offset by an increase in firm transportation as a result of customer conversion to transportation-only service.

Interruptible margin decreased $0.5 million for the six months ended March 31, 1997 compared to the six months ended March 31, 1996 primarily due to higher gas prices.

Gas cost recoveries decreased due to lower firm sales in the second quarter of fiscal 1997 compared to the same period in fiscal 1996.

OPERATING EXPENSES

Total operating expenses decreased $11.4 million in the first six months of fiscal 1997 compared with the same period in the prior year as a result of the following items:

     - Cost of gas/goods sold decreased $11.0 million for the six months ended March 31, 1997 compared to the six months ended March 31, 1996 due to lower firm sales offset by higher per-unit gas costs in fiscal 1997 compared to fiscal 1996. This decrease was partially offset by an increase in non-utility subsidiary project activity.

     - Operations and maintenance expenses decreased $0.1 million in the first six months of fiscal 1997 compared with the same period a year earlier due primarily to lower uncollectible expense as a result of lower revenues this fiscal year compared to last fiscal year and lower Yankee Gas payroll as a result of the Company's business transformation. This decrease was partially offset by an increase in non-utility subsidiary activity.

     - Taxes other than income taxes decreased $0.5 million for the six months ended March 31, 1997 compared to the six months ended March 31, 1996 primarily due to lower Connecticut Gross Earnings taxes resulting from lower revenues in fiscal 1997. This decrease was offset by an increase in municipal property taxes due to higher assessments.

OTHER INCOME, NET decreased $2.4 million in the first six months of fiscal 1997 due to the absence of earnings associated with the equity investment which Housatonic formerly held in Iroquois, which was sold on April 30, 1996.

INTEREST charges decreased $1.0 million for the six months ended
March 31, 1997 compared to the same period ended March 31, 1996 due to lower levels of debt and lower interest expense on Yankee
Gas' PGA balance in the current period.

LIQUIDITY AND CAPITAL RESOURCES

Cash and temporary cash investments at March 31, 1997 totaled $5.9 million. Principal sources of cash for the six months ended March 31, 1997 were operating activities. These funds were used primarily to reduce short-term debt, meet sinking fund requirements, dividend payments and capital expenditures. The large accounts receivable balance as of March 31, 1997 is typical due to the highly seasonal nature of the Company's revenues. Yankee Gas expects that cash provided from accounts receivable will increase in the next six months as those balances are converted into cash.

Expenditures for utility plant and other investments totaled
$11.6 million for the first six months of fiscal 1997, reflecting a $1.7 million increase from the same period in fiscal 1996.
During the first six months of fiscal 1997, construction additions were supported by short-term debt.

The seasonal nature of gas revenues, inventory purchases and construction expenditures create a need for short-term borrowing to supplement internally generated funds. As of March 31, 1997, Yankee Gas had a revolving line of credit of $60 million with a group of five banks. Under the agreement, funds may be borrowed on a short-term revolving basis using either fixed or variable rate loans. Yankee Gas also had uncommitted credit lines of $27 million as of March 31, 1997. At March 31, 1997, Yankee Gas had $16.8 million outstanding on its agreements. Yankee Energy had no amount outstanding at March 31, 1997 on its $15 million committed line of credit.

The long-term credit needs of Yankee Gas are being met by a first mortgage bond indenture which provides for the issuance of bonds from time to time, subject to certain issuance tests. At March 31, 1997 the indenture requirement for the required coverage ratio would allow for the issuance of an additional $174 million of bonds at an assumed interest rate of 8.1 percent.

Yankee Gas has entered into fixed revenue-rate contracts with two customers for the delivery of natural gas. Yankee Gas has hedged these commitments with the purchase of natural gas swaps. In order to satisfy certain provisions of the arrangement, Yankee Gas has provided a letter of credit for $2.75 million. The Company's results of operations are unaffected by the hedge transaction given that it passes through the cost of the hedge to either the commodity trading firm or its customer depending on the difference in the fixed and floating prices for gas.

Yankee Gas has recorded approximately $8.9 million for the recovery of coal tar remediation costs from insurance settlements as of March 31, 1997. Future recoveries expected from insurance settlements cannot be determined at this time but they are not expected to be significant. For further information concerning coal tar remediation, please see the 1996 Form 10-K.

PART II - OTHER INFORMATION

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          At the Annual Meeting of Yankee Energy Shareholders on January 31, 1997, the following directors were elected to three-year terms expiring at the 2000 Annual
          Meeting: Frederick M. Lowther and Emery G. Olcott. Mr. Lowther received 8,619,204 votes for and 183,907 votes against. Mr. Olcott received 8,623,219 votes for and 179,892 votes against. Directors continuing in office are Sanford Cloud, Jr., Eileen S. Kraus, Branko Terzic, Nicholas L. Trivisonno, and Patricia M. Worthy. Mr. Leonard A. O'Connor completed his term as director and did not stand for re-election at the 1997 Annual Meeting. Shareholders also ratified the appointment of Arthur Andersen LLP as the Company's independent auditors. Arthur Andersen LLP received 8,481,992 votes for, 216,939 votes against with 104,180 votes abstain.


          The 1996 Long-Term Incentive Compensation Plan (the "Plan") was approved at the 1997 Annual Meeting. The vote was 6,788,913 for, 1,690,334 against with 323,864 abstaining. The purposes of the Plan are: (i) to attract and retain outstanding executives in key management positions, (ii) to promote the achievement of long-term corporate goals through the use of performance-based incentives, (iii) to create parallel interests between executives and shareholders by providing for some portion of executive compensation in the form of common stock, and (iv) to reward performance and to foster Company identification on the part of key middle managers.


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


                                YANKEE ENERGY SYSTEM, INC.
                                __________________________
                                      (Registrant)


Date:  May 13, 1997
                                ___________________________
                                Michael E. Bielonko
                                Vice President and
                                Chief Financial Officer



Date:  May 13, 1997
                                ___________________________
                                Nicholas A. Rinaldi
                                Controller