Form 10-Q
period 1997-06-30
YANKEE ENERGY SYSTEM INC
filed 1997-08-14
CIK 849210

                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549
                              ______________
                                 FORM 10-Q
                               ____________

(MARK ONE)
          /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
               OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997 OR

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

                    Yes __X__       No ____

                   APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

NUMBER OF SHARES OF COMMON STOCK ($5.00 PAR VALUE)
OUTSTANDING AT JULY 31, 1997                        10,454,414

YANKEE ENERGY SYSTEM, INC. AND SUBSIDIARIES

TABLE OF CONTENTS




PART I.   FINANCIAL INFORMATION

          Item 1.   Financial Statements

               Consolidated Statements of Income:
               Three and Nine Months Ended June 30, 1997
               and 1996

               Consolidated Balance Sheets:
               June 30, 1997 and September 30, 1996

               Consolidated Statements of Cash Flows:
               Nine Months Ended June 30, 1997
               and 1996

               Notes to Consolidated Financial
               Statements

               Report on Review by Independent
               Public Accountants

          Item 2.   Management's Discussion and Analysis
                    of Financial Condition and Results
                    of Operations

          Item 3. Quantitative and Qualitative Disclosures about Market Risk

PART II.  OTHER INFORMATION

          Item 5.   Other Information

          Item 6.   Exhibits and Reports on Form 8-K

          Signatures


                         PART 1. FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS

                YANKEE ENERGY SYSTEM, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                     Three Months Ended
                                          June 30,
                                       1997       1996
                                     _______    ______
                                     (Thousands of Dollars,
                                      except share information)

Revenues:
  Utility Revenues                   $ 58,289   $ 60,061
  Nonutility Revenues                   1,146         75
                                      _______    _______
    Total Revenues                     59,435     60,136
                                      _______    _______

Operating Expenses:
  Cost of Gas/Goods Sold               31,056     31,342
  Operations                           14,695     14,771
  Maintenance                           1,393      1,547
  Depreciation                          4,477      4,180
  Taxes other than income taxes         5,151      5,124
                                      _______    _______
    Total Operating Expenses           56,772     56,964
                                      _______    _______

Operating Income                        2,663      3,172

Other Income (Expense)
  Other Income, net                        79      3,126
  Interest Charges, net                (3,251)    (3,871)
                                       _______    ______
(Loss)Income Before Income Taxes         (509)     2,427

(Benefit)Provision for Income Taxes       (67)       605
                                       _______    ______

Net (Loss) Income                        (442)     1,822
                                       _______    _______
                                       _______    _______

(Loss)Earnings
  per Common Share                   $  (0.04)  $   0.17
                                       _______    _______
                                       _______    _______
Common Shares
  Outstanding (Average)              10,451,034 10,449,554
                                     __________ __________
                                     __________ __________

The accompanying notes are an integral part of these financial statements.

                YANKEE ENERGY SYSTEM, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                       Nine Months Ended
                                          June 30,
                                       1997       1996
                                       ____       ____
                                        (Thousands of Dollars,
                                      except share information)

Revenues:
  Utility Revenues                   $279,490   $297,703
  Nonutiltiy Revenues                   3,194        191
                                      _______    _______
    Total Revenues                    282,684    297,894
                                      _______    _______

Operating Expenses:
  Cost of Gas/Goods Sold              154,048    165,335
  Operations                           42,620     42,855
  Maintenance                           4,711      4,777
  Depreciation                         13,011     12,467
  Taxes other than income taxes        18,700     19,220
                                      _______    _______
    Total Operating Expenses          233,090    244,654
                                      _______    _______

Operating Income                       49,594     53,240

Other Income (Expense)
  Other Income, net                       151      5,607
  Interest Charges, net               (10,080)   (11,740)
                                      _______    _______

Income Before Income Taxes             39,665     47,107

Provision for Income Taxes             17,750     20,120
                                      _______    _______

Net Income                           $ 21,915   $ 26,987
                                      _______    _______
                                      _______    _______

Earnings per Common Share            $   2.10   $   2.59
                                      _______    _______
                                      _______    _______
Common Shares
  Outstanding (Average)             10,450,074 10,430,410
                                    __________ __________
                                    __________ __________

The accompanying notes are an integral part of these financial statements.


                YANKEE ENERGY SYSTEM, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS

                                      June 30,  September 30,
                                        1997         1996
                                      ________  _________
                                     (Unaudited)
                                      (Thousands of Dollars)

ASSETS
Utility Plant, at original cost      $517,185   $499,446
  Less:  Accumulated provision for
         depreciation                 188,995    177,943
                                     ________   ________
                                      328,190    321,503
Construction work in progress          15,335     13,985
                                     ________   ________

   Total Net Utility Plant            343,525    335,488
                                     ________   ________

Other Property and Investments         16,920     14,894
                                     ________   ________
Current Assets:
  Cash and temporary cash
    investments                         2,577      7,853
  Accounts receivable, net             37,440     25,623
  Fuel supplies                         5,838     11,465
  Other materials and supplies          1,926      1,706
  Accrued utility revenues              2,817      5,775
  Prepaid taxes                          ---       2,925
  Other                                 1,099      4,373
                                      _______    _______
   Total Current Assets                51,697     59,720
                                      _______    _______

  Deferred Gas Costs                     ---       3,948
  Recoverable Environmental
    Cleanup Costs                      31,091     34,370
  Recoverable Income Taxes             10,803     14,559
  Recoverable Postretirement
    Benefits Costs                      1,226      1,861
  Other Deferred Debits                13,423     13,909
                                      _______    _______

   Total Assets                      $468,685   $478,749
                                      _______   ________
                                      _______   ________

The accompanying notes are an integral part of these financial statements.


                YANKEE ENERGY SYSTEM, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS

                                     June 30,   September 30,
                                        1997        1996
                                     _________  ____________
                                     (Unaudited)
                                      (Thousands of Dollars)
CAPITALIZATION AND LIABILITIES

Capitalization:
  Common shares - $5.00 par value.
  Authorized 20,000,000 shares; 10,453,514
  shares outstanding at June 30, 1997
  and 10,449,554 outstanding at
  September 30, 1996                 $ 52,268   $ 52,248
  Capital surplus, paid in             88,037     87,947
  Retained earnings                    34,892     23,271
  Employee stock ownership
    plan guarantee                     (1,000)    (1,400)
                                      ________   ________
  Total Common Shareholders' Equity   174,197    162,066
  Long-term debt, net of
    current portion                   138,632    109,282
                                      _______    _______
     Total Capitalization             312,829    271,348
                                      _______    _______
Current Liabilities:
  Notes payable to banks                3,000     20,300
  Long-term debt, current portion       4,017     34,017
  Accounts payable                     14,596     22,571
  Accrued interest                      3,351      3,494
  Accrued taxes                         7,564       ---

  Pipeline transition costs payable     3,778        422
  Other                                 6,124      7,411
                                      _______    _______
     Total Current Liabilities         42,430     88,215
                                      _______    _______

Deferred Gas Costs                        707       ---
Accumulated Deferred Income Taxes      49,126     49,934
Unfunded Deferred Income Taxes         10,657     14,488
Accumulated Deferred Investment
  Tax Credits                           8,797      9,080
Reserve for Environmental
  Cleanup Costs                        35,000     35,000
Unfunded Postretirement
  Benefits Costs                        2,726      3,361
Other Deferred Credits                  6,413      7,323
                                       ______     ______

Commitments and Contingencies (Note 3)

     Total Capitalization and
        Liabilities                  $468,685   $478,749
                                     ________   ________
                                     ________   ________

The accompanying notes are an integral part of these financial statements.


                YANKEE ENERGY SYSTEM, INC.AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                     Nine Months Ended
                                        June 30,
                                     __________________
                                     1997       1996
                                     ____       ____
                                     (Thousands of Dollars)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                         $21,915    $26,987
  Adjusted for the following:
    Depreciation                      13,011     12,467
    Equity earnings from investments     (60)    (2,755)
    Gain on sale of investment
      in Iroquois                       ---      (2,688)
    Deferred income taxes, net        (1,166)    (2,002)
    Deferred gas costs activity and
      other non-cash items            10,469     15,910
  Changes in working capital:
    Accounts receivable and accrued
      utility revenues                (8,859)   (13,720)
    Accounts payable                  (7,975)       797
    Accrued taxes                     10,489     13,404
    Other working capital
      (excludes cash)                  7,492      6,337
                                     _______    _______
Net cash provided by
  operating activities                45,316     54,737
                                     _______    _______
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock                20        265
  Premium on common stock                 67        944
  Issuance of long-term debt          30,000      2,150
  Retirement of long-term debt       (30,650)    (2,450)
  Decrease in
      short-term debt                (17,300)   (28,520)
  Cash dividends-common stock        (10,294)    (9,957)
                                     ________   ________
Net cash used for financing
   activities                        (28,157)   (37,568)

                                     ________   ________
INVESTMENT IN PLANT AND OTHER:
  Utility Plant, net of allowance for other
   funds used during construction    (19,958)   (15,634)
  Other property and investments      (2,477)    (1,996)
  Iroquois distribution                 ---       2,625
  Proceeds from Iroquois sale           ---      22,192
                                     _______    ________
Net cash provided by (used for)
   plant and other investments       (22,435)     7,187
                                     ________    _______

Net Increase (Decrease)in Cash and Temporary
   Cash Investments for the Period    (5,276)    24,356
Cash and Temporary Cash Investments,
   beginning of period                 7,853        725
                                     ________   ________
Cash and Temporary Cash Investments,
   end of period                     $ 2,577    $25,081
                                     ________   _______
                                     ________   _______
Supplemental Cash Flow Information:
  Cash paid during the period for:
  Interest, net of amounts
   capitalized                       $ 9,793    $10,046
  Income taxes                       $ 9,779    $14,213


The accompanying notes are an integral part of these financial statements.

YANKEE ENERGY SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1)  GENERAL

     The accompanying unaudited consolidated financial statements should be read in conjunction with the Annual Report of Yankee Energy System, Inc. (Yankee Energy or the Company) on Form 10-K for the fiscal year ended September 30, 1996(1996 Form 10-K),including the audited financial statements (and notes thereto)incorporated by reference therein and the Company's quarterly reports on Form 10-Q for the quarters ended December 31, 1996 and March 31, 1997 (first and second quarter Form 10Q). In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of the Company as of June 30, 1997, and its results of operations for the three and nine months ended June 30, 1997 and 1996 and cash flows for the nine months ended June 30, 1997 and 1996. The results of operations for the three and nine months ended June 30, 1997 and 1996 are not necessarily indicative of the results expected for a full year, due mainly to the highly seasonal nature of the gas business.


2)  ACCOUNTING FOR THE EFFECTS OF REGULATION

     The Company's wholly-owned subsidiary, Yankee Gas Services Company (Yankee Gas) is subject to regulation by the Connecticut Department of Public Utility Control (DPUC). The Company prepares its financial statements in accordance with generally accepted accounting principles which include the provisions of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (FAS No. 71). FAS No. 71 requires a cost-based, rate-regulated enterprise such as Yankee Gas to reflect the impact of regulatory decisions in its financial statements. The DPUC, through the rate regulation process, can create regulatory assets that result when costs are allowed for ratemaking purposes in a period other than the period in which the costs would be charged to expense by an unregulated enterprise.


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

     Through June 30, 1997, Yankee Gas has paid approximately $19.2 million of transition costs and an additional $3.8 million are anticipated. To date, Yankee Gas has collected $42.9 million through a combination of credits received from gas supplier refunds, deferred gas costs, excess interruptible margin, off-system sales margin, and capacity release activity.

     On January 3, 1996, the DPUC approved a Settlement Agreement between Yankee Gas and the Office of Consumer Counsel (OCC). This Settlement Agreement provides for the retention of overcollected transition cost credits to offset certain deferred regulatory assets. As a result of this Settlement Agreement, Yankee Gas has stipulated that, except in the event of certain circumstances which would adversely affect Yankee Gas' financial condition, it will not increase its rates prior to October 1, 1998. As of June 30, 1997, excess collections of approximately $23.7 million were applied against the deferred regulatory assets specified in the Settlement Agreement.

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

     On January 24, 1996, the DPUC issued a Final Decision on Docket 92-02-19 Reopen I. This decision enabled Yankee Gas to implement FT rates and services as contemplated in the DPUC August 2, 1995 decision referenced above. The Decision allows Yankee Gas to offer a broad array of service options to commercial and industrial FT customers. Yankee Gas implemented these new FT rates and services on April 1, 1996, and as of June 30, 1997 had approximately 1,100 customers under the new FT service. Existing customers who switch to transportation tariffs will result in decreased revenues for Yankee Gas as the portion of revenues representing gas costs will now be borne directly by the customer who will buy their own gas directly. Yankee Gas, however, does not expect customer conversions to transportation services to affect its net income because the cost of gas has traditionally been a pass through item with no income impact.

     This Decision did not address Yankee Gas' revenue requirement; Yankee Gas has maintained the existing margin recovery and rates of return established in the last rate case decision issued for Yankee Gas in 1992.

     On August 25, 1996, Yankee Gas filed an application with the DPUC for a Financial and Operation Review (Review). This Review was required under Connecticut statute if Yankee Gas had not undergone a rate proceeding within the last four years. Since Yankee Gas' last rate application was approved on August 26,1992, this Review was necessary to comply with the statute.

     On July 9, 1997, the DPUC issued its decision in Docket No. 96-08-05. The DPUC decision, which is not a rate order, calls for a lowering of Yankee Gas' authorized Return on Equity (ROE) from 12.43 percent to 11.15 percent. The DPUC believed that lower current interest rates and recently allowed rates of return for other Connecticut utilities justified a lower ROE for Yankee Gas. The decision does not call for any change in customer rates or reductions in Yankee Gas' revenues. The decision offers Yankee
     Gas the option of making a proposal by September 2, 1997, which would apply any revenues in excess of the 11.15 percent ROE, which the DPUC estimates to be $3.2 million, to the amortization of regulatory assets or to increasing plant investment. Yankee Gas management is currently evaluating these alternatives, as well as other options, to address this issue. If Yankee Gas does not choose to make a proposal, the DPUC will initiate a full rate case proceeding.

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

     Of the two gas service hedging agreements currently in force, only one is material relative to the significance of gas volumes being hedged. This agreement has a ten year term and requires Yankee Gas to supply approximately one BCF of gas per year, with relatively low margin, at a fixed price beginning August 1, 1995. The price is allowed to escalate by a predetermined rate every year after the first year. The commodity swap contract for this hedging agreement was executed August 17, 1994. Yankee Gas is responsible for margin calls collateralizing the commodity swap contract from August 17, 1994 through the term of the gas service agreement. Currently, Yankee Gas has a letter of credit in the amount of $2.0 million issued to the commodity trading firm collateralizing the commodity contract.

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

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders of Yankee Energy System, Inc.:


We have reviewed the accompanying consolidated balance sheet of Yankee Energy System, Inc. (a Connecticut corporation) and subsidiaries (the Company) as of June 30, 1997, and the related consolidated statements of income for the three-month and nine-month periods then ended and cash flows for the nine-month period then ended. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of Yankee Energy System, Inc. as of September 30, 1996 (not presented herein), and, in our report dated November 7, 1996, we expressed an unqualified opinion on that statement. In our opinion, the information set forth in the accompanying condensed balance sheet as of September 30, 1996 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.




                                          Arthur Andersen LLP

Hartford, Connecticut
July 29, 1997

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

This section contains management's assessment of the financial condition of Yankee Energy System, Inc. (Yankee Energy or the Company) and the principal factors which had an impact on the results of operations in the periods presented. This discussion should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended September 30, 1996, including the audited consolidated financial statements (and notes thereto) incorporated by reference therein, and the Company's quarterly reports on Form 10-Q for the quarters ended December 31, 1996 and March 31, 1997.


FINANCIAL CONDITION
OVERVIEW

For the quarter ended June 30, 1997 the Company recorded a consolidated net loss of $0.04 per share based on 10,451,034 average common shares, compared to earnings of $0.17 per share for the same period a year earlier. The earnings for the quarter ended June 30, 1996 include the April 30, 1996 sale of the Company's Iroquois investment that resulted in a net after-tax gain of $2.5 million or $0.24 per share. Excluding the gain on the Iroquois sale, the Company would have recorded a net loss of $0.07 per share for the quarter ended June 30, 1996.

For the nine months ended June 30, 1997, earnings were $2.10 per share based on 10,450,074 average common shares, compared to $2.59 per share for the nine months ended June 30, 1996. The decrease in earnings for the nine month period ended June 30, 1997 was due in part to the effect of the gain on the sale of the Company's Iroquois investment and to weather that was approximately five percent warmer, compared to the same period a year earlier. Also contributing to the decline in earnings were the operating losses of Yankee Energy's non-utility subsidiaries which are expected to continue in the fourth quarter.

The Company recorded lower income tax expense as a result of lower pre-tax net income for the three and nine month periods ended June 30, 1997 compared to the three and nine month periods ended June 30, 1996.


RESULTS OF OPERATIONS


COMPARISON OF THE THIRD QUARTER OF FISCAL 1997 WITH THE THIRD
QUARTER OF FISCAL 1996


REVENUES AND SALES

Utility operating revenues decreased $1.8 million and were partially offset by a $1.1 million increase in non-utility revenues in the third quarter of fiscal 1997 compared with the same period in the prior fiscal year. The increase in non-utility revenues was due primarily to Yankee Energy Services Company (YESCo) acquisitions. For a detailed description of YESCo, see page 1 of the 1996 Form 10-K. The components of the change in operating revenues are as follows:


                                 Changes in Operating Revenues
                                  (Millions of Dollars)
                                   Increase/(Decrease)

Firm sales and other                    $ (1.1)
Transportation                             2.1
                                          _____
Subtotal firm sales, transportation
   and other
  (excluding gas cost recoveries)          1.0
                                          _____
Interruptible/off system sales and
  transportation
   (excluding gas costs recoveries)        0.6
                                          _____
Total - Excluding gas cost recoveries      1.6

Gas cost recoveries                       (3.4)
                                          _____
Change in utility revenues                (1.8)

Non-utility operations                     1.1
                                          _____
Total change in operating revenues      $ (0.7)
                                          _____
                                          _____

Firm sales and other revenues (excluding gas cost recoveries) decreased for the third quarter of fiscal 1997 compared to the
same period in fiscal 1996.   This decrease in firm sales was
primarily caused by customers converting from sales gas to transportation-only service.

Interruptible revenue increased $0.6 million for the three months ended June 30, 1997 compared to the three months ended June 30, 1996 primarily due to the availability of competitively priced gas/transportation service for interruptible customers.

Gas cost recoveries decreased due to lower firm sales in the third quarter of fiscal 1997 compared to the same period in fiscal 1996.

The corresponding changes in the Company's throughput were as follows:

                         Quarter Ended June 30,
                         1997      1996    Increase
                            (Mcf - thousands)
Firm sales and
  transportation          6,647     6,046      601
Interruptible/off system
 sales and transportation 3,366     2,834      532
                         ______    ______   ______
Total                    10,013     8,880    1,133
                         ______    ______   ______
                         ______    ______   ______



OPERATING EXPENSES

Total other operating expenses decreased $0.2 million in the third quarter of fiscal 1997 compared with the same period in the prior year as a result of the following items:

     - Cost of gas/goods sold decreased $0.3 million for the three months ended June 30, 1997 compared to the three months ended June 30, 1996 due to lower firm sales offset by higher per-unit gas costs. This decrease was also partially offset by an increase in non-utility subsidiary activity.

     - Operations and maintenance expenses decreased $0.2 million in the third quarter of fiscal 1997 compared to the third quarter of fiscal 1996 primarily due to a decrease in uncollectible expense and lower Yankee Gas payroll as a result of the Company's business transformation. This decrease was partially offset by an increase in non-utility subsidiary activity.

     - Depreciation expense increased $0.3 million due to an increase in depreciable utility and non-utility plant assets as of June 30, 1997 compared to June 30, 1996.

OTHER INCOME, NET decreased $3.0 million in the third quarter of fiscal 1997 compared to the third quarter of fiscal 1996 primarily due to the effect of the gain on the Iroquois sale recognized in the prior year third quarter ended June 30, 1996. Excluding the gain on the sale of the Company's interest in Iroquois, other income decreased $0.3 million in the third quarter of fiscal 1997 compared to the third quarter of fiscal 1996. This decrease is primarily due to lower interest income earned from temporary cash investments in the third quarter of fiscal 1997 compared to the same period a year earlier.

INTEREST charges decreased $0.6 million for the three months ended June 30 1997 compared to the same period ended June 30, 1996 due to lower levels of debt and lower interest expense on Yankee Gas' deferred fuel balance in the current period.

INCOME TAXES, FEDERAL AND STATE decreased $0.7 million primarily due to lower taxable income for the three months ended June 30, 1997 compared to the three months ended June 30, 1996.


COMPARISON OF THE FIRST NINE MONTHS OF FISCAL 1997 WITH THE FIRST
NINE MONTHS OF FISCAL 1996


REVENUES AND SALES

Utility operating revenues decreased $18.2 million and were partially offset by a $3.0 million increase in non-utility revenues in the first nine months of fiscal 1997 compared with the same period in the prior fiscal year. The increase in non-utility revenues was due primarily to YESCo acquisitions. The components of the change in operating revenues are as follows:


                                Changes in Operating Revenues
                                  (Millions of Dollars)
                                   Increase/(Decrease)
Firm sales and other                 $ (8.5)
Transportation                          5.0
                                       _____
Subtotal firm sales, transportation
   and other
  (excluding gas cost recoveries)      (3.5)
                                       _____
Interruptible/off system sales and
  transportation
   (excluding gas costs recoveries)     0.1
                                       _____
Total - Excluding gas cost
        recoveries                     (3.4)

Gas cost recoveries                   (14.8)
                                       _____
Change in utility revenues            (18.2)

Non-utility operations                  3.0
                                       _____
Total change in operating revenues   $(15.2)
                                       _____
                                       _____

Firm and other revenues (excluding gas cost recoveries) decreased for the first nine months of fiscal 1997 compared to the same period in fiscal 1996 due to a 10 percent decrease in firm gas heating sales. The decrease in firm revenue resulted from weather that was five percent warmer this year compared to last year and from firm sales customers switching to transportation only service. This revenue decrease was partially offset by an increase in firm transportation.

Gas cost recoveries decreased due to lower firm sales in fiscal year 1997 compared to fiscal year 1996.

The corresponding changes in the Company's throughput were as follows:

                         Nine Months Ended June 30,
                         1997      1996    Increase/(Decrease)
                            (Mcf - thousands)
Firm sales and
  transportation         30,586    30,920     (334)
Interruptible/off system
 sales and transportation 9,891     8,210    1,681
                         ______    ______   ______
Total                    40,477    39,130    1,347
                         ______    ______   ______
                         ______    ______   ______



OPERATING EXPENSES

Total other operating expenses decreased $11.6 million in the first nine months of fiscal 1997 compared with the same period in the prior year as a result of the following items:

     - Cost of gas/goods sold decreased $11.3 million for the nine months ended June 30, 1997 compared to the nine months ended June 30, 1996 due to lower firm sales offset by higher per-unit gas costs in fiscal 1997 compared to fiscal 1996. This decrease was also partially offset by an increase in non-utility subsidiary activity.

     - Operations and maintenance expenses decreased $0.3 million in the first nine months of fiscal 1997 compared with the same period a year earlier due primarily to lower uncollectible expense and lower Yankee Gas payroll as a result of the Company's business transformation. This decrease was partially offset by an increase in non-utility subsidiary activity.

     - Depreciation expense increased $0.5 million due to an increase in depreciable utility and non-utility plant assets as of June 30, 1997 compared to June 30, 1996.

     - Taxes other than income taxes decreased $0.5 million for the nine months ended June 30, 1997 compared to the nine months ended June 30, 1996 primarily due to lower Connecticut Gross Earnings taxes resulting from lower revenues in fiscal 1997. This decrease was partially offset by an increase in municipal property taxes due to higher assessments.


OTHER INCOME, NET decreased $5.5 million in the first nine months of fiscal 1997 due primarily to the absence of earnings associated with the equity investment which Housatonic formerly held in Iroquois. This interest was sold on April 30, 1996.

INTEREST charges decreased $1.7 million for the nine months ended
June 30, 1997 compared to the same period ended June 30, 1996 due to lower levels of debt and lower interest expense on Yankee Gas' deferred fuel balance in the current period.

INCOME TAXES, FEDERAL AND STATE decreased $2.4 million primarily due to lower taxable income as a result of warmer weather and the operating losses of Yankee Energy's non-utility subsidiaries for the nine months ended June 30, 1997 compared to the same period ended June 30, 1996.


LIQUIDITY AND CAPITAL RESOURCES

Cash and temporary cash investments at June 30, 1997 totaled $2.6 million. Principal sources of cash for the nine months ended
June 30, 1997 were operating activities. These funds were used primarily to reduce short-term debt, meet sinking fund requirements, dividend payments and capital expenditures.

Expenditures for utility plant and other investments totaled
$22.4 million for the first nine months of fiscal 1997, reflecting a $4.8 million increase from the same period in fiscal
1996. During the first nine months of fiscal 1997, construction additions were supported by short-term debt and cash from operations.

The seasonal nature of gas revenues, inventory purchases and construction expenditures may create a need for short-term borrowing to supplement internally generated funds. As of June 30, 1997, Yankee Gas had a revolving line of credit of $60 million with a group of five banks. Under the agreement, funds may be borrowed on a short-term revolving basis using either fixed or variable rate loans. Yankee Gas also had uncommitted credit lines of $27 million as of June 30, 1997. At June 30, 1997, Yankee Gas had $3 million outstanding borrowings on its agreements. Yankee Energy had no outstanding borrowings at June 30, 1997 on its $15 million committed line of credit.

The long-term credit needs of Yankee Gas are being met by a first mortgage bond indenture which provides for the issuance of bonds from time to time, subject to certain issuance tests. At June 30, 1997, indenture requirements, including the required coverage ratio, would allow for the issuance of an additional $191 million of bonds at an assumed interest rate of 7.8 percent.

Yankee Gas has entered into fixed revenue-rate contracts with two customers for the delivery of natural gas. The Company has hedged these commitments with the purchase of natural gas swaps. In order to satisfy certain provisions of the arrangement, the Company has provided a letter of credit for $2.0 million. The Company's results of operations are unaffected by the hedge transaction given that it passes through the cost of the hedge to either the commodity trading firm or its customer depending on the difference in the fixed and floating prices for gas.

Yankee Gas has received approximately $3.3 million in fiscal 1997 from insurance settlements for recovery of coal tar remediation costs. As of June 30, 1997 total recoveries received from insurance settlements are $9.1 million. Future recoveries expected from insurance settlements cannot be determined at this time but they are not expected to be significant. For further information concerning coal tar remediation, please see the 1996 Form 10-K.


Item 3.   Quantitative and Qualitative Disclosures about Market
          Risk

Not applicable.

PART II - OTHER INFORMATION


Item 5.   OTHER INFORMATION

          On May 22, 1997, the Board of Directors of Yankee Energy appointed John J. Rando a member of the Board in order to fill one of two vacancies. Mr Rando's term as director expires in 1999. Mr. Rando is vice president and general manager of the Services Division of Digital Equipment Corporation. Mr. Rando's experience and enthusiasm will make a valuable addition to the Board.

          Yankee Energy announced on July 7, 1997 that James M. Sepanski has joined the Company as its chief financial officer. Mr. Sepanski was formerly a partner at Arthur Andersen, LLP, New York City. He has specialized in the utility industry with most of his experience in electric and gas utilities, both domestically and internationally, which the Company believes will contribute to its growth and success.


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


                                YANKEE ENERGY SYSTEM, INC.
                                __________________________
                                      (Registrant)





Date:  August 12, 1997          /s/ James M. Sepanski
                                ___________________________
                                James M. Sepanski
                                Vice President and
                                Chief Financial Officer



Date:  August 12, 1997          /s/ Nicholas A. Rinaldi
                                ___________________________
                                Nicholas A. Rinaldi
                                Controller