Form 10-K
period 1997-09-30
YANKEE ENERGY SYSTEM INC
filed 1997-12-10
CIK 849210

               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                         FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended      September 30, 1997
                         ------------------------

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant at December 1, 1997 was $248,759,031.78 based on the closing price of $23.94 per share.
On December 1, 1997, the Company had 10,457,061 shares of common stock outstanding.

Documents Incorporated by Reference     Part of Form 10-K
-----------------------------------     -----------------

Annual Report to Shareholders           Part II
for the Fiscal Year Ended
September 30, 1997

Proxy Statement For Annual              Part III
Shareholders' Meeting to be
Held on January 30, 1998

                             PART I
                             ------

ITEM 1.  BUSINESS
------------------

The Company
-----------

    Yankee Energy System, Inc. ("Yankee Energy" or the
"Company") is a public utility holding company incorporated in Connecticut in 1989. The Company is primarily engaged in the retail distribution of natural gas through its wholly-owned subsidiary, Yankee Gas Services Company ("Yankee Gas"), a Connecticut public service company. Yankee Gas serves approximately 181,000 residential, commercial and industrial customers in 68 cities and towns in Connecticut. The Company is exempt from registration under the Public Utility Holding Company Act of 1935.

    The Company has four additional wholly-owned operating subsidiaries which support the Company's core natural gas distribution business or allow the Company to expand its business of providing total energy services: NorConn Properties, Inc. ("NorConn"), which owns the Company's corporate office building and another service building and leases both facilities to Yankee Gas; R. M. Services, Inc. ("RMS") which provides receivables management services to utilities and other businesses; Yankee Energy Financial Services Company ("Yankee Financial"), which provides energy equipment financing; and Yankee Energy Services Company ("YESCo"), whose purpose is to provide a full range of energy-related mechanical services for its customers including consulting, development of on-site generation and cogeneration systems, as well as heating, ventilating and air-conditioning equipment services and automated building control systems for the commercial and industrial market.


Gas Markets and Competition
------------------------------------------------

    General. Yankee Gas operates the largest natural gas distribution system in Connecticut as measured by number of customers and size of service territory. Total throughput (sales and transportation) for fiscal 1997 was 48.9 billion cubic feet ("Bcf"). In fiscal 1997, total gas operating revenues were comprised of the following: 44% residential; 30% commercial; 22% industrial; and the remaining 4% other. Yankee Gas provides firm gas sales service to customers who require a continuous gas supply throughout the year, such as residential customers who rely on gas for their heating, hot water, and cooking needs. Yankee Gas also provides interruptible gas sales service to certain commercial and industrial customers that have the capability to switch from natural gas to an alternative fuel on short notice. Yankee Gas can interrupt service to these customers during peak demand periods. Yankee Gas offers firm and interruptible transportation services to customers who purchase gas from sources other than Yankee Gas. In addition, Yankee Gas performs gas exchanges and capacity releases to marketers to reduce its overall gas expense.

    Firm Sales.  In fiscal 1997, total firm gas sales of 31.4
Bcf accounted for approximately 82% of total throughput and approximately 87% of the Company's total operating revenues.
Firm gas sales, particularly sales for residential space heating, are highly seasonal. In fiscal 1997, about 60% of total firm sales occurred in the five months from November through March. The following tables set forth certain information with respect to firm sales in fiscal 1997.

                   FISCAL 1997 FIRM SALES
                   ----------------------

              Average Number      Volumes
              of Customers        in Bcf
              --------------      -------
Residential    159,541             12.4
Commercial      18,778              9.1
Industrial       1,911              9.9
              ------------        -------
               180,230             31.4



                                  Volumes as a
                                  Percent of
              Revenues            Firm Sales
              --------            -------------
Residential    $140,417,320             40%
Commercial     $ 86,004,367             29%
Industrial     $ 49,877,315             31%
              ------------             ----
               $276,299,002            100%

    Interruptible Sales. In fiscal 1997, total interruptible gas sales of 6.6 Bcf accounted for approximately 17% of total throughput and approximately 9% of the Company's total operating revenues. The price charged for interruptible sales service is a market price based on the cost of the customer's alternative fuel, which is usually oil. Interruptible sales depend upon the availability of gas supplies and, generally, have provided lower margins than firm sales. Yankee Gas has the authorization from the DPUC to engage in flexible pricing to meet market prices for alternative fuels available to interruptible customers. The following table sets forth certain information with respect to interruptible sales in fiscal 1997.

              FISCAL 1997 INTERRUPTIBLE SALES
              -------------------------------

              Average Number      Volumes
              of Customers        in Bcf          Revenues
              --------------      --------       -----------
Commercial and
  Industrial         246           6.6            $29,183,578


    Transportation Services. Yankee Gas offers firm and interruptible transportation service to its industrial and commercial customers. In fiscal 1997, total transportation sales accounted for approximately 3% of the Company's total operating revenues. These transportation services permit customers who desire to purchase gas from sources other than Yankee Gas to do so, provided they have made all the necessary arrangements with the transmission pipelines to deliver their gas to the Yankee Gas distribution system. Industrial and commercial customers can purchase gas directly from producers and suppliers and contract for transportation services rather than purchase gas solely from the local distribution system. Generally, interruptible transportation service is highly sensitive to alternative fuel prices as well as to the availability of
interstate pipeline capacity into the region.   Under existing
tariff structures, the financial condition of the Company is unaffected by customers electing to use transportation service in lieu of making gas purchases from Yankee Gas.

    Market Expansion. Yankee Gas has increased efforts to provide additional gas distribution service throughout its service territory. Yankee Gas concentrates its marketing efforts on increasing the number of residential households using natural gas, increasing the uses of natural gas by existing Yankee Gas customers, and increasing the overall number of both large and small customers through expansion of Yankee Gas' distribution system within its service territory. In the residential market, Yankee Gas focuses marketing efforts on households along Yankee Gas' existing mains because they present opportunities to increase gas sales with little or no capital investment. In the commercial and industrial markets, the Company seeks to expand gas sales by increasing sales to existing customers for both traditional and innovative uses, such as infrared heating, cooling and electric generation. The Company also emphasizes attracting new commercial and industrial customers within its service territory.

    The emergence of natural gas vehicles creates a potential new market for the natural gas industry. The establishment of natural gas vehicle fueling stations however is essential to the development of this market. Yankee Gas, in cooperation with various oil companies and gasoline retailers, has opened retail public natural gas vehicle refueling stations in Windsor Locks, Norwalk, and Meriden, Connecticut. Yankee Gas operates two refueling stations for its own fleet of approximately 110 natural gas vehicles.

Gas Supply
----------

    In 1992, the Federal Energy Regulatory Commission ("the FERC") issued Order No. 636, which required natural gas pipeline companies to separate or "unbundle" their services. Prior to the issuance of Order No. 636, natural gas pipeline companies sold pipeline services, such as gas purchasing, storage and transportation, as a package. In 1993, the interstate pipeline companies that provided natural gas to Yankee Gas complied with Order No. 636. As a result, Yankee Gas executed contracts with interstate pipeline companies for services to transport gas from production and underground storage areas to Yankee Gas' service territory to replace the traditional merchant services previously provided by the pipeline companies. Yankee Gas concurrently replaced the gas supply traditionally obtained from the pipeline companies' merchant services with firm purchases directly from producers and/or marketing companies. The FERC continues to regulate the rates charged by interstate pipeline companies for transportation and storage of natural gas, but does not regulate the price of natural gas purchased by the Company from producers and marketing companies.

    Interstate pipelines delivered over 99.9 percent of Yankee Gas' 1997 fiscal year requirements to its distribution system. Interstate pipeline capacity enabled Yankee Gas to meet its firm customers' requirements with pipeline supplies for more than
95.6 percent of the year.

    The following table sets forth sources of fiscal 1997 gas supply (including purchases for storage injections).

                                            Percent of
    Source                                  Total Supply
    -------                                 ------------
    Alberta Northeast Gas, Limited               52.98
    Direct Firm Purchases                        38.37
    Boundary Gas                                  8.32
    Spot Market Purchase                          0.24
    Other (Peaking)                               0.09
                                                 ------
                        Total                      100%


     Yankee Gas is entitled to purchase 59,000 thousand cubic feet ("Mcf") per day of gas, or about 21.5 Bcf annually, from Alberta Northeast Gas, Limited ("ANE"). Yankee Gas holds a 15.9 percent equity interest in ANE, an entity formed by several utilities in the Northeast to aggregate the purchase of natural gas from Western Canada and to facilitate its sale to local gas distribution company ("LDC") owners at the United States-Canadian Border. The sales contracts between Yankee Gas and ANE expire in 2006. The gas purchased from ANE is delivered in the United States by the Iroquois Gas Transmission System, L.P. ("Iroquois") pipeline and the transportation contract between Yankee Gas and Iroquois expires in 2011.

    Yankee Gas is also entitled to purchase 9,500 Mcf of gas per day, or about 3.5 Bcf annually, from Boundary Gas, Inc. ("Boundary"). Yankee Gas owns a 10.4 percent equity interest in Boundary, an LDC consortium which imports natural gas from Canada. The sales contract between Yankee Gas and Boundary expires in 2003.

     Yankee Gas also holds pipeline transportation and storage service contracts with Tennessee Gas Pipeline Company ("Tennessee"), Algonquin Gas Transmission Company ("Algonquin"), Texas Eastern Transmission Corporation ("Texas Eastern"), CNG Transmission Corporation ("CNG Transmission"), Transcontinental Gas Pipe Line Company ("Transco"), and National Fuel Gas Supply Corporation ("National Fuel") as summarized below:

Transportation Service Contracts:
--------------------------------


               Annual Transport
Pipeline            Quantity            Expiration
--------       ----------------         ----------
Tennessee           26.8 Bcf            2000-2017
Algonquin           38.4 Bcf            1999-2014
Texas Eastern       37 Bcf              2000-2014
CNG Transmission    2.7 Bcf             2003-2012
Transco             0.63 Bcf               2008
National Fuel       2.63 Bcf            1999-2003



Storage Service Contracts:
-------------------------

               Annual Storage
Pipeline          Quantity         Expiration
--------       --------------      ----------
Tennessee           1.9 Bcf           2000
Texas Eastern       1.7 Bcf        2012-2013
CNG Transmission    1.4 Bcf        2003-2012
National Fuel       0.8 Bcf           1999


     Although several contracts are scheduled to terminate during 1999 and 2000, they may be continued on a year to year basis by mutual consent of the parties.

    Yankee Gas has multiple natural gas purchase agreements with producers and marketers which back Yankee Gas' transportation and storage contracts. These purchase agreements provide a variety of term lengths, pricing provisions and flexibility options to meet Yankee Gas' current and future supply requirements.

    Yankee Gas does not have sufficient capacity entitlements on the interstate pipelines to serve its firm customers with pipeline-delivered gas at all times. During the winter, therefore, whenever daily firm demand exceeds the amount of gas delivered by the pipelines, service to interruptible customers is curtailed. Yankee Gas supplements pipeline gas with a propane-air mixture produced at facilities within Yankee Gas' service territory and with contracted peaking gas supplies. In fiscal 1997, such propane-air comprised 0.2 percent and the purchased peaking gas supplies comprised 0.7 percent of Yankee Gas' total supply. Although Yankee Gas anticipates continued utilization of these relatively expensive supplemental gas supplies, the quantities used are substantially decreased from prior periods due to the addition of the ANE supplies transported by Iroquois.

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

    Connecticut Regulation. Yankee Gas is subject to regulation by the Connecticut Department DPUC, which, among other things, has jurisdiction over rates, accounting procedures, certain dispositions of property and plant, mergers and consolidations, issuances of securities, standards of service, management efficiency and construction and operation of distribution, production and storage facilities.

    The DPUC may, after a special public hearing, order an interim rate decrease if it finds that Yankee Gas' return on equity exceeds a reasonable rate of return and rates are more than just, reasonable and adequate as determined by the DPUC. The DPUC also is empowered to grant an interim rate increase under compelling circumstances.

    Yankee Gas sells gas to its retail customers under rate schedules filed with and approved by the DPUC. Firm sales rates are subject to monthly adjustments pursuant to a Purchased Gas Adjustment ("PGA") clause approved by the DPUC. The PGA passes through to customers most changes in the cost of gas purchased by Yankee Gas. These adjustments are designed to collect or refund differences in purchased gas costs from the costs included in the base rates. In 1997, the DPUC conducted a review of the Connecticut LDCs' PGA mechanism to determine if any changes were warranted. The DPUC held that LDCs could pass on to customers the costs of the Connecticut Gross Earnings Tax related to PGA revenues.

    Yankee Gas' rate order, effective for service rendered on and after October 1, 1992, allowed a return on equity
(ROE) of 12.43 percent and provided for favorable accounting treatment for environmental cleanup costs, post-retirement benefits and certain other major items.

    On August 25, 1996, Yankee Gas filed an application with the DPUC relating to a Financial and Operation Review (Review) of Yankee Gas. This Review was required to be undertaken by the DPUC under Connecticut statutes if Yankee Gas had not undergone a rate proceeding within the last four years. Because Yankee Gas' last general rate application was approved on August 26, 1992, this Review was necessary to comply with the statutes. The DPUC issued a decision on July 9, 1997, concluding that the allowed ROE be reduced from 12.43 percent to 11.15 percent and Yankee Gas would over-earn during fiscal year 1998 based on the newly authorized ROE. On October 1, 1997, the DPUC approved an amendment to the settlement agreement between Yankee Gas and the Connecticut Office of Consumer Counsel that, among other things, requires Yankee Gas to credit $3.2 million to firm sales customers through the PGA during the period from November 1997 through March 1998. In addition, Yankee Gas agreed that statutory reviews of potential over-earnings would be triggered by the 11.15 percent ROE determined in this proceeding, unless the DPUC authorizes a different ROE. Additionally, the under-recovery of gas costs for fiscal 1997 of $6.7 million (current year deferred gas costs) will be added to the existing deferred assets subject to the settlement agreement. This under recovery will be funded with capacity release credits and excess interruptible margin rather than direct billing to firm sales customers through the PGA.

Pursuant to the settlement agreement with the Connecticut Office of Consumer Counsel, Yankee Gas agreed not to apply for a rate increase prior to October 1, 2000, except in the event of certain circumstances that would have a significant adverse effect on Yankee Gas' financial condition. If such an event arises, Yankee Gas has the option to apply to the DPUC for a rate increase or to retain up to 80% of any off system sales margin and excess interruptible margin.

    FERC Order No. 636. In implementing Order No. 636, the FERC recognized that the restructuring of the pipelines' traditional services would cause pipelines to incur transition costs in several areas. The FERC has permitted certain transition costs to be recovered by the pipeline companies from their customers.

    In July 1994, the DPUC issued an order permitting the recovery of transition costs billed by pipelines under Order No. 636 through various mechanisms authorized by the DPUC. Through September 30, 1997, Yankee Gas has paid approximately $19.5 million of transition costs and an additional $3.5 million are anticipated. To date, Yankee Gas has collected $44.2 million through a combination of gas supplier refunds, deferred gas costs credits and excess interruptible margins. The DPUC approved the settlement agreement in January 1996 and an amendment thereto in October 1997 between Yankee Gas and the Connecticut Office of Consumer Counsel which permits Yankee Gas to retain over-collected transition cost credits to offset certain deferred regulatory assets. As of September 30, 1997, excess collections of approximately $24.7 million were applied against the deferred regulatory assets specified in the agreement.

    In January 1996, the DPUC, in response to Order No. 636, authorized the Connecticut LDCs to offer unbundled firm transportation rates to its commercial and industrial customers. The DPUC's decision permits Yankee Gas to offer a variety of service options to its commercial and industrial firm transportation customers. Yankee Gas implemented new firm transportation rates and services in April 1996. As of September 30, 1997, Yankee Gas had 1,460 customers under the new firm transportation service. The conversion by existing customers to transportation service will result in decreased revenues for Yankee Gas, as that portion of revenues representing gas costs will be borne directly by these customers who will purchase their own gas directly. Yankee Gas, however, does not expect customer conversions to transportation services to affect its net income because the cost of gas has traditionally been a pass through item with no income impact. The DPUC's decision did not address Yankee Gas' revenue requirement.

    Order No. 636 also authorizes LDCs to make off system sales or to release firm pipeline capacity and Yankee Gas has engaged in these activities to maximize revenues and for effective gas supply planning.

Energy Services
---------------

    The Company has broadened its mission to diversify into energy-related businesses. YESCo is engaged in the business of providing a full range of energy-related services for customers, including consulting, development of on-site generation and cogeneration systems as well as heating, ventilating and air-conditioning equipment services and automated building control systems for the commercial and industrial market. YESCo also offers consulting services to help commercial and industrial customers solve complex new energy purchasing problems brought about by deregulation of the energy industry.

Competition
-----------

     Yankee Gas' principal competitors are unregulated fuel-oil retailers and regulated electric utilities. Natural gas competes with oil and electricity in many commercial and industrial applications and in residential space and water heating, clothes drying and cooking. Demand for natural gas is affected by the marketing and pricing of competing sources of energy.

    Yankee Gas may also face competition from other LDCs. In the past, LDCs did not directly compete with other LDCs for retail customers because the territories they serve are fixed by franchise. However, since 1993, LDCs began marketing efforts within the service territory of other LDCs under blanket certificates granted by the FERC. These certificates allow gas to be sold, but not necessarily delivered, in the service territory of another LDC. Within Yankee Gas' service territory, Yankee makes available its transportation services to move other parties' gas through its distribution system. The Company's strategic plan focuses on its core business of gas distribution and expansion of the development of its energy services business through the efforts of its unregulated subsidiary, YESCo, to help customers through changes brought about by deregulation in the natural gas industry.

    Federal regulation also permits customers within Yankee Gas' distribution system to connect directly with transmission pipelines and bypass Yankee Gas' distribution system. A Connecticut statute currently prohibits an interstate pipeline from bypassing an LDC without the DPUC's prior approval.
Although one potential customer bypassed Yankee Gas' distribution system in fiscal 1997, the Company believes that Yankee Gas is successfully addressing the threat of bypass by its industrial customers by understanding what services they need and executing market-competitive gas service agreements. There is, however, a potential risk of loss of revenues from bypass of Yankee Gas' distribution system.

Environmental Matters
---------------------

    The Company is subject to federal and state environmental regulation of its operations and properties and has an ongoing monitoring program to review compliance with existing environmental standards. Such regulation may result in future environmental liabilities that may include significant expenses to remove, contain or remediate contamination, including coal tar deposits, caused by operations of former gas manufacturing plants by Yankee Gas' predecessor companies in the mid-20th century. Those predecessor companies disposed of the coal tar deposits in accordance with the standard operating practices of the time.

    Fourteen sites containing coal tar became the property of Yankee Gas at the time of divestiture from its former parent company. Yankee Gas has reported the results of environmental studies conducted at these sites to the Connecticut Department of Environmental Protection ("DEP"). Eight of the fourteen sites are currently listed on the Connecticut Inventory of Hazardous Waste Sites. Inclusion of a site on this list is an indication that remediation may be required in the future.

    Significant remediation efforts have been conducted at three of these properties. In addition, the Company has developed a cost estimate for the remaining sites based on various factors including the probability of clean-up. The Company recorded a liability of $35 million in fiscal year 1993 for future environmental cleanup.

    Management does not believe that the Company's environmental expenditures will have a material adverse effect on its operations, liquidity or financial position, based on known facts and existing laws and regulations and the anticipated period over which expenditures will be made.

     Recovery of remediation costs has been specifically allowed by Yankee Gas' 1992 rate case decision. Currently, $325,000 is allowed annually in rates and an additional $2.5 million annually may be deferred. If costs are expected to exceed $2.5 million on an annual basis, Yankee Gas is required to go to the DPUC for review and additional authorization. The DPUC has stated that "to the extent that coal tar remediation expenses are prudently incurred, they should be allowed as proper operating expenses."

    The Company has received funds from certain of its insurance carriers in settlement of certain claims for actual or potential contamination at certain sites that may give rise to environmental liabilities. The terms of the aforementioned settlements are subject to confidentiality provisions in agreements between Yankee Gas and its insurance carriers. Yankee Gas currently is actively pursuing additional claims against some of its insurers.

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

Employees
---------

    Yankee Energy and its subsidiaries employ approximately 703 people.

Forward-Looking Statements
--------------------------

This report contains statements which, to the extent they are not recitations of historical fact, constitute "forward-looking statements" within the meaning of the Securities Litigation Reform Act of 1995. Such forward-looking statements involve risks and uncertainties. Actual results may differ materially from such forward-looking statements for reasons including, but not limited to, changes to and developments in the legislative and regulatory environments affecting the Company's business, the impact of competitive products and services, changes in the natural gas industry caused by deregulation and other factors, and certain environmental matters.

ITEM 2.  PROPERTIES
         ----------

    Yankee Gas' property consists primarily of its gas distribution facilities including, distribution lines (mains and services), meters, pumps, valves and pressure and flow controllers. Yankee Gas owns various propane facilities with a combined storage capacity equivalent to approximately 238,000 Mcf and seven gas storage holders with a total capacity of approximately 5.8 Bcf. In the opinion of management, Yankee Gas' distribution system is in good condition. Virtually all of the gas properties are subject to the lien of the Yankee Gas first mortgage bond indenture. Yankee Gas also owns service facilities in Meriden, Waterbury, Torrington, Mystic, Bristol, Shelton, Bethel and Danielson, Connecticut.

    NorConn owns the Company's headquarters building in Meriden, Connecticut and currently leases it to Yankee Gas. This is the site of the Company's corporate administrative and staff functions including the Customer Service Center. NorConn also owns and leases to Yankee Gas a service building in East Windsor.

ITEM 3.  LEGAL PROCEEDINGS
         -----------------

    Municipal Tax Assessment. In November 1995, Yankee Gas received revised tax bills for the years 1991 through 1994 from the City of Meriden, Connecticut (the "City"). The City is asserting a claim for the payment of approximately $5.0 million of back taxes and interest resulting from a retroactive reassessment and revaluation of Yankee Gas' personal property filings. The City did not locate or identify any property which Yankee Gas omitted from its filings. The tax bills reflect a reassessment of property at higher rates than those previously accepted by the City. Yankee Gas is currently contesting this retroactive reassessment. On November 17, 1995, Yankee Gas filed a lawsuit in Connecticut Superior Court against the City and certain City officials alleging that the Connecticut state statutes prohibit the City from retroactively reassessing personal property after grand lists are filed and requesting that the City's order to pay additional taxes be invalidated.
Although no assurances can be given and no determination can be made at this time as to the outcome of the City's claim or Yankee Gas' lawsuit, the Company does not anticipate that the outcome of this matter will have a material adverse effect on the Company's consolidated results of operations or financial position.

    Licensing Issue. In November 1995, The Connecticut Heating and Cooling Contractors Association, Inc. and others filed a suit against Yankee Gas and Connecticut's two other
LDCs, Connecticut Natural Gas Corporation and The Southern Connecticut Gas Company, claiming the LDCs engaged in unfair trade practices. The action alleges that the LDCs unfairly competed with licensed plumbers and contractors by performing customer service work using customer service employees who did not possess Connecticut state trade licenses. The plaintiffs are attempting to have the action certified as a "class action" and are seeking injunctive relief and unspecified punitive and actual damages. Yankee Gas is currently vigorously contesting this lawsuit.

    The LDCs have asserted that such licenses are not required for this work based on a statutory exemption enacted in 1965 and amended in 1967. However, in a separate proceeding, a Connecticut Superior Court has upheld an administrative ruling against the LDCs' position which was affirmed on appeal.
In 1995, the Connecticut General Assembly enacted legislation that established prospectively a separate procedure for State certification of gas service employees. While the ultimate results of the suit cannot be determined, management does not expect that it will have a material adverse effect on the Company's consolidated results of operations or financial position.

    Other legal proceedings involving the Company and its subsidiaries are litigation incidental to the conduct of the Company's business which, in management's opinion, will not have a material impact on the Company's financial condition or results of operation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

    There was no matter submitted to a vote of security holders during the fourth quarter of 1997.


              EXECUTIVE OFFICERS OF THE COMPANY
              ---------------------------------

                         Position and Business Experience
Name               Age   During Past Five Years
----               ---   ---------------------------------

Branko Terzic      50    Chairman, President and Chief Executive
                         Officer of the Company and Chairman and
                         Chief Executive Officer of its direct
                         subsidiaries.  Mr. Terzic became
                         Chairman in August 1995, Chief Executive
                         Officer in March 1995 and President in
                         September 1994. From June 1993 to
                         September 1994, Mr. Terzic was Managing
                         Director of Arthur Andersen Economic
                         Consulting, Washington, D.C. From
                         October 1990 to May 1993, he served as a Commissioner of the Federal Energy
                         Regulatory Commission.

Charles E. Gooley  44    Executive Vice President of the Company
                         and its direct subsidiaries, NorConn,
                         and Yankee Financial, since July 1994, and President of Yankee Gas since May
                         1997.  Previously, he served as Vice
                         President, General Counsel and Assistant
                         Secretary of the Company from July 1989
                         to July 1994.

James M. Sepanski   40   Vice President and Chief Financial
                         Officer of the Company and its direct
                         subsidiaries, Yankee Gas,  NorConn, and
                         Yankee Financial, since July 1997.  From
                         1989 to June 1997, he was a partner at
                         Arthur Andersen LLP.

Michael E. Bielonko  45  Vice President of the Company since 1989 and President of YESCo since December
                         1996.  He also served as President of
                         RMS, a subsidiary of the Company, from
                         December 1996 to October 1997.
                         Previously, he served as Vice President
                         of the Company's direct subsidiaries
                         from July 1989 to December 1996, and as
                         Chief Financial Officer of the Company
                         from July 1990 to July 1997.  From July
                         1989 to July 1990 and from September
                         1992 to May 1995, he also served as
                         Treasurer of the Company.

Thomas J. Houde    50    Vice President of the Company and its
                         direct subsidiary, Yankee Gas, since
                         January 1992. Previously, he served as
                         Director, Corporate Planning, Rates and
                         Economic Analysis of Yankee Gas from
                         March 1990 to December 1991.

Mary J. Healey     46    Vice President, General Counsel and
                         Secretary of the Company and its direct
                         subsidiaries since January 1995.
                         Previously, she served as Secretary and
                         Assistant General Counsel of the Company from January 1992 to January 1995 and as Secretary and Counsel of the Company from July 1989 to January 1992.

J. Kingsley Fink    45   Vice President-Operations of Yankee Gas
                         since October 1997.  Previously, he was
                         President of his own consulting company
                         from 1996 to 1997.  Prior thereto he
                         served in various operating positions at Florida Power and Light Company over a
                         14 year period.

Ellen J. Quinn     41    Vice President of the Company and its
                         direct subsidiaries, Yankee Gas  and
                         RMS, since May 1995.  Previously, she
                         served as Director, Corporate and
                         Environmental Planning from October 1992 to May 1995, and as Manager, Corporate and Environmental Planning from March
                         1990 to October 1992.

Steven P. Laden    49    Vice President of the Company and its
                         direct subsidiaries, Yankee Gas, YESCo,
                         and Yankee Financial,  since July 1996.
                         From October 1991 to July 1996,he served as Vice President of Marketing of Southern Union Company, a company engaged in various aspects of the energy business including the distribution of natural gas in Texas and Missouri.

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

                        PART II

ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS
         --------------------------------------

    Yankee Energy declared and paid regular quarterly cash dividends in 1997. The dividend paid for the first two quarters of 1997 was $.325 per share and $.335 per share in the last two quarters of 1997. Other information required by this item is incorporated herein by reference to Yankee Energy's 1997 Annual Report to Shareholders ("1997 Annual Report"), on the inside back cover, subsections entitled "Market for Common Stock", and "Dividends".

ITEM 6.  SELECTED FINANCIAL DATA
         -----------------------

    Information required by this item is incorporated herein by reference to the 1997 Annual Report.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITIONS AND RESULTS OF OPERATIONS
         -------------------------------------------------

    Information required by this item is incorporated herein by reference to the 1997 Annual Report.

ITEM 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
          RISK
          -----------------------------------------------------

     Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         -------------------------------------------

    The Consolidated Financial Statements of Yankee Energy and the Notes thereto, together with the report thereon of the Company's Management and of Arthur Andersen LLP are incorporated herein by reference to the 1997 Annual Report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE
         -------------------------------------------------

    None.

                        PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY
         -----------------------------------------------

    Information regarding Yankee Energy's directors is incorporated herein by reference to the Company's Proxy Statement for its Annual Meeting of Shareholders to be held on January 30, 1998 (the "1998 Proxy Statement").

    Information regarding the Company's executive officers follows Item 4 in Part I of this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION
         ----------------------

    Information regarding compensation of Yankee Energy's executive officers, except the Report of the Organization and Compensation Committee and the Stock Performance Graph, is incorporated herein by reference to the 1998 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT
         -----------------------------------------------

    Information regarding the beneficial ownership of shares of Common Stock of the Company by certain persons is incorporated herein by reference to the 1998 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------

    Information regarding certain transactions of the Company is incorporated herein by reference to the 1998 Proxy Statement.

                        PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
         ON FORM 8-K
         ---------------------------------------------------

(a) 1.   Financial Statements:

         The following Consolidated Financial Statements of
    Yankee Energy are incorporated herein by reference to the Company's 1997 Annual Report in response to Item 8 hereof:

    (i)       Report of Independent Public Accountants

    (ii) Consolidated Statements of Income for the years ended September 30, 1997, 1996 and 1995.

    (iii) Consolidated Balance Sheets at September 30, 1997 and 1996.

    (iv) Consolidated Statements of Cash Flows for the years ended September 30, 1997, 1996 and 1995.

    (v)       Consolidated Statements of Capitalization at
              September 30, 1997 and 1996.

    (vi)      Consolidated Statements of Common Shareholders'
              Equity for the years ended September 30, 1997, 1996 and 1995.

    (vii)     Notes to Consolidated Financial Statements


    2.   Financial Statement Schedules:

         The following schedules of the Company are included on the attached pages as indicated:
                                                           Page
                                                           ----
    Report of Independent Public Accountants on Schedules...S-1

    Schedule II    Valuation and Qualifying Accounts and
                   Reserves for the years ended September
                   30, 1997, 1996 and 1995..................S-2

    3.   Exhibits:

         Exhibits for Yankee Energy are listed in the Index
         to Exhibits........................................E-1

(b)Reports on Form 8-K:

    On July 22, 1997, the Company filed a Current Report on Form
8-K dated July 9, 1997, reporting in Item 5 thereof the issuance by the DPUC of a decision in its Financial and Operations Review of Yankee Gas.

     On October 29, 1997, the Company filed a Current Report on Form 8-K dated October 1, 1997 reporting in Item 5 thereof the DPUC's final approval in its Financial and Operations Review of Yankee Gas of an amendment to the settlement agreement between Yankee Gas and the Connecticut Office of Consumer Counsel.

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

                                  YANKEE ENERGY SYSTEM, INC.
                                  --------------------------
                                       (Registrant)

Date:  December 10, 1997          By /s/ Branko Terzic
                                  -----------------------
                                  Chairman, President and
                                  Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date                    Title               Signature
----                    -----               ---------
December 10, 1997 Chairman, President     /s/Branko Terzic
                  and Chief Executive       Branko Terzic
                  Officer

December 10, 1997 Vice President         /s/James M. Sepanski
                  and Chief Financial      James M. Sepanski
                  Officer

December 10, 1997 Controller             /s/Nicholas A. Rinaldi
                                           Nicholas A. Rinaldi

December 10, 1997 Director               /s/Sanford Cloud, Jr.
                                           Sanford Cloud, Jr.

December 10, 1997 Director               /s/Eileen S. Kraus
                                           Eileen S. Kraus

December 10, 1997 Director               /s/Frederick M. Lowther
                                           Frederick M. Lowther

December 10, 1997 Director               /s/Emery G. Olcott
                                           Emery G. Olcott

December 10, 1997 Director               /s/John Rando
                                           John Rando

December 10, 1997 Director              /s/Nicholas L. Trivisonno
                                           Nicholas L. Trivisonno

December 10, 1997 Director               /s/Patricia M. Worthy
                                           Patricia M. Worthy

ARTHUR ANDERSEN LLP



REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and
     Shareholders of Yankee Energy System, Inc.:


We have audited, in accordance with generally accepted auditing standards, the financial statements included in Yankee Energy System, Inc.'s annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated November 7, 1997. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index of financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



Arthur Andersen LLP
Hartford, Connecticut
November 7, 1997

INDEX TO FINANCIAL STATEMENT SCHEDULES




SCHEDULE

II Valuation and Qualifying Accounts and Reserves for Years Ended September 30, 1997, 1996 and 1995

YANKEE ENERGY SYSTEM, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
YEAR ENDED SEPTEMBER 30, 1997
SCHEDULE II
(Thousands of Dollars)


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
                               Charged
          Balance   Charged       to                    Balance
             at        to        other                  at end
          beginning costs and  accounts  Deductions       of
Descrip.  of period  expenses  describe   describe      period

RESERVES DEDUCTED FROM ASSETS
  TO WHICH THEY APPLY:

  Reserves
  for
  uncol-
  lectible
  accounts  $7,259  $4,673     $ -     $4,219(a)      $7,713


RESERVES NOT APPLIED
  AGAINST ASSETS:

  Injuries and
  damages(b) $1,510  $1,230     $ -     $1,702         $1,038


  Medical(d)  1,118   2,385     $ -      2,461          1,042

             _____  ______      ____    _______        _______

     Total   $2,628 $3,615     $ -      $4,163         $2,080


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
                               Charged
          Balance   Charged       to                    Balance
             at        to        other                  at end
          beginning costs and  accounts  Deductions      of
Descrip.  of period  expenses  describe   describe      period

RESERVES DEDUCTED FROM ASSETS
  TO WHICH THEY APPLY:

  Reserves
  for
  uncol-
  lectible
  accounts $5,481  $5,608      $ -     $3,830(a)      $7,259



RESERVES NOT APPLIED
  AGAINST ASSETS:

  Injuries and
  damages(b)$  801  $1,462      $ -     $  753(c)      $1,510

  Medical(d) 1,273   2,227        -      2,382          1,118

               ___  ______      ____    _______         _______

     Total   $2,074  $3,689      $ -     $3,135         $2,628


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
                               Charged
          Balance   Charged       to                   Balance
             at        to        other                 at end
          beginning costs and  accounts  Deductions     of
Descrip.  of period  expenses  describe   describe     period

RESERVES DEDUCTED FROM ASSETS
  TO WHICH THEY APPLY:

  Reserves
  for
  uncol-
  lectible
  accounts $5,444  $3,475      $ -     $3,438(a)       $5,481



RESERVES NOT APPLIED
  AGAINST ASSETS:

  Injuries and
  damages(b) $1,031  $  803      $ -     $1,033(c)       $  801


  Medical(d)  1,085  3,675         -     3,487           1,273

               ___  ______      ____    _______         _______

     Total   $2,116 $4,478       $ -    $4,520          $2,074


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

     4.11 Bond Purchase Agreement dated April 1, 1992 between Yankee Gas and the Purchasers identified therein (Incorporated by reference to Form S-3).

     4.12 Bond Purchase Agreement dated December 1, 1992 between Yankee Gas and Purchaser identified therein (Incorporated by reference to 1992 Form
               10-K).

     4.13 Third Supplemental Indenture of Mortgage and Deed of Trust dated June 1, 1995 between Yankee Gas and
               Shawmut Bank Connecticut, N.A., as Trustee.
               (Incorporated by reference to Form 10-K for the fiscal year ended September 30, 1995, File No.
               0-10721 ("1995 Form 10-K")).

     4.14 Bond Purchase Agreement dated June 22, 1995 between Yankee Gas and Purchaser identified therein. (Incorporated by reference to 1995 Form
               10-K).

     4.15* Fourth Supplemental Indenture of Mortgage and Deed of Trust dated April 1, 1997 between Yankee Gas and Fleet National Bank, as Trustee.

     4.16* Bond Purchase Agreement dated April 1, 1997 between Yankee Gas and Purchaser.




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

     10.5      Non-Employee Director Deferred Compensation

               Plan dated December 7, 1995. (Incorporated by reference to Form 10-K for the fiscal year ended
               September 30, 1996, File No. 0-10721 ("1996 Form
               10-K")).

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

     10.19+    Form of Change in Control Executive Severance
               Agreement for Michael E. Bielonko, Charles E.
               Gooley, Mary J. Healey, Thomas J. Houde, Steven P.
               Laden, Ellen J. Quinn, James M. Sepanski, and J.
               Kingsley Fink.  (Incorporated by reference to 1995
               Form 10-K).

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

     10.22 Stipulation and Agreement dated January 3, 1996 between Yankee Gas and the Office of Consumer
               Counsel.  (Incorporated by reference to 1996 Form
               10-K).

     10.23*+   1996 Long-Term Incentive Compensation Plan
               (Incorporated by reference to Proxy Statement dated December 13, 1996).

     10.24*    Amendment to Stipulation and Agreement dated
               October 1, 1997 between Yankee Gas and Connecticut
               Office of Consumer Counsel.

     11*       Statement re: Computation of per share earnings.

     13*       1997 Annual Report to Shareholders.

     21*       Subsidiaries of the registrant.

     23*       Consent of Arthur Andersen LLP.

     27* Financial date schedule pursuant to Article 5 of Regulation S-X for commercial/industrial customers.


*  Filed herewith.
+ Management contract or compensatory plan.