Form 10-Q
period 1997-12-31
YANKEE ENERGY SYSTEM INC
filed 1998-02-13
CIK 849210

                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549
                              ______________

                                 FORM 10-Q
                                __________

(MARK ONE)
          /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
               OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997 OR

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

                    Yes __X__       No ____

                   APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

NUMBER OF SHARES OF COMMON STOCK ($5.00 PAR VALUE)
OUTSTANDING AT JANUARY 31, 1998                        10,475,797

YANKEE ENERGY SYSTEM, INC. AND SUBSIDIARIES

TABLE OF CONTENTS



PART I.   FINANCIAL INFORMATION

          Item 1. Financial Statements

          Consolidated Statements of Income:
          Three Months Ended December 31, 1997
          and 1996

          Consolidated Balance Sheets:
          December 31, 1997 and
          September 30, 1997

          Consolidated Statements of Cash Flows:
          Three Months Ended December 31, 1997
          and 1996

          Notes to Consolidated Financial Statements

          Report on Review by Independent
          Public Accountants


          Item 2.  Management's Discussion and Analysis
                   of Financial Condition and Results
                   of Operations

          Item 3.  Quantitative and Qualitative Disclsoures
                   About Market Risk

PART II.  OTHER INFORMATION


          Item 5.  Other Information

          Item 6.  Exhibits and Reports on Form 8-K

          Signatures

                      PART I.  FINANCIAL INFORMATION


          Item 1.   Financial Statements

               YANKEE ENERGY SYSTEM, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                          THREE MONTHS ENDED
                                             DECEMBER 31,
                                          __________________
                                        1997           1996
                                        ____           ____
                                   (Thousands of Dollars, except
                                        share information)

Revenues:
Utility Revenues                   $    97,118    $    94,632
Nonutility Revenues                      5,477          1,050
                                        ______         ______
     Total Revenues                    102,595         95,682
                                        ______         ______

Operating Expenses:
  Cost of Gas/Goods Sold                56,139         51,257
  Operations                            15,233         13,587
  Maintenance                            1,191          1,600
  Depreciation and amortization          4,678          4,326
  Taxes other than income taxes          5,020          5,873
                                        ______         ______

     Total Operating Expenses           82,261         76,643
                                        ______         ______

Operating Income                        20,334         19,039

Other Income (Expense):
Other Income, net                           69              2
Interest Charges, net                   (2,974)        (3,248)

                                        ______         ______

Income Before Income taxes              17,429         15,793

Provision For Income Taxes               8,338          6,914
                                        ______         ______


Net Income                         $     9,091    $     8,879
                                        ______          _____
                                        ______          _____

Basic Earnings per Common Share    $      0.87    $     0.85
                                        ______          _____
                                        ______          _____

Diluted Earnings per Common Share  $      0.87    $     0.85
                                        ______          _____
                                        ______          _____


The accompanying notes are an integral part of these financial statements.


                YANKEE ENERGY SYSTEM, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS

                                   DECEMBER 31,   SEPTEMBER 30,
                                        1997           1997
                                        ____           ____
                                   (UNAUDITED)
                                        (Thousands of Dollars)
ASSETS

Utility Plant, at original cost         $ 531,416      $ 524,221
  Less:  Accumulated provision for
         depreciation                     196,403        192,506

                                        _________      _________
                                          335,013        331,715
Construction work in progress              18,724         19,150
                                        _________      _________

      Total Net Utility Plant             353,737        350,865
                                        _________      _________
Other Property and Investments             21,646         19,311
                                        _________      _________

Current Assets:
  Cash and temporary cash investments       1,612          2,239
  Accounts receivable, net                 53,425         27,002
  Fuel supplies                             4,482         10,370
  Other materials and supplies              2,839          2,186
  Accrued utility revenues                 19,390          4,667
  Prepaid taxes                              ---           8,031
  Deferred gas costs, current portion       1,937          2,034
  Other                                     9,494          5,901
                                        _________      _________
    Total Current Assets                   93,179         62,430
                                        _________      _________

  Deferred Gas Costs                        6,068          8,364
  Recoverable Environmental
    Cleanup Costs                          31,968         31,667
  Recoverable Income Taxes                  9,430         11,038
  Recoverable Postretirement
    Benefits Costs                          1,523          1,515
  Other Deferred Debits                    15,597         15,174
                                         ________       ________

    Total Assets                       $  533,148     $  500,364
                                         ________       ________
                                         ________       ________

The accompanying notes are an integral part of these financial statements.

                 YANKEE ENERGY SYSTEM, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                                   DECEMBER 31,   SEPTEMBER 30,
                                        1997           1997
                                        ____           ____
                                   (UNAUDITED)
                                        (Thousands of Dollars)
CAPITALIZATION AND LIABILITIES

Capitalization:
  Common shares - $5.00 par value.
  Authorized 20,000,000 shares; 10,473,552
  shares outstanding at December 31, 1997
  and 10,454,414 oustanding at
  September 30, 1997                    $ 52,368    $   52,272
  Capital surplus, paid in                88,387        88,003
  Retained earnings                       32,019        26,431
  Employee stock ownership
    plan guarantee                          (600)       (1,000)
                                        ________       _______
     Total Common Shareholders' Equity   172,174       165,706
  Long-term debt, net of current portion 134,865       135,265
                                        ________       _______
     Total Capitalization                307,039       300,971
                                        ________       _______
Current Liabilities:
  Notes payable to banks                  62,200        39,000
  Long-term debt, current portion          4,017         4,017
  Accounts payable                        24,065        22,741
  Accrued interest                         3,614         2,008
  Accrued taxes                            2,050          ---
  Pipeline transition costs payable        3,458         3,538
  Other                                    6,132         6,480
                                        ________       ________
     Total Current Liabilities           105,536        77,784
                                        ________       ________

Accumulated Deferred Income Taxes         67,325        68,205
Accumulated Deferred Investment
  Tax Credits                              8,608         8,703
Reserve for Environmental Cleanup Costs   35,000        35,000
Postretirement Benefits Obligation         3,099         2,840
Other Deferred Credits                     6,541         6,861
                                         _______        _______

Commitments and Contingencies (Note 4)      ---           ---
                                         _______        _______

     Total Capitalization and
        Liabilities                    $ 533,148    $  500,364
                                        ________      ________
                                        ________      ________


The accompanying notes are an integral part of these financial statements.

                YANKEE ENERGY SYSTEM, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                        THREE MONTHS ENDED
                                             DECEMBER 31,
                                        1997           1996
                                        ____           ____
                                        (Thousands of Dollars)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                            $  9,091  $    8,879
  Adjusted for the following:
    Depreciation                           4,678       4,326
    Equity earnings from investments          (4)        (64)
    Deferred income taxes, net               633       1,779
    Deferred gas costs activity and other
      non-cash items                       1,705         394
  Changes in working capital:
    Accounts receivable and accrued
      utility revenues                   (41,146)    (31,465)
    Accounts payable                       1,324       6,174
    Prepaid taxes                         10,081       7,118
    Other working capital
     (excludes cash)                       2,900       1,945
                                         _______     _______
  Net cash provided by operating
    acitivies                           (10,738)       (914)
                                         _______     _______

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from common stock issuance    493        ---
  Retirement of long-term debt              (400)       (400)
  Increase in short-term debt             23,200       6,400
  Cash dividends-common stock             (3,503)     (3,396)
                                         _______     _______
Net cash provided by
     financing activities                 19,790       2,604
                                         _______     _______

INVESTMENT IN PLANT AND OTHER:
  Utility Plant                           (6,986)     (5,628)
  Other property and investments          (2,693)     (1,038)
                                          ______     _______
Net cash used for plant and other         (9,679)     (6,666)
                                          ______     _______

NET DECREASE IN CASH AND TEMPORARY
   CASH INVESTMENTS FOR THE PERIOD          (627)     (4,976)

CASH AND TEMPORARY INVESTMENTS,
   BEGINNING OF PERIOD                     2,239       7,853
                                         _______      _______
CASH AND TEMPORARY CASH INVESTMENTS,
   END OF PERIOD                        $  1,612  $    2,877
                                         _______      _______
                                         _______      _______

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the period for:
  Interest, net of amounts capitalized  $  1,750  $    3,254
  Income taxes                          $      6  $        0


The accompanying notes are an integral part of these financial statements.

                 YANKEE ENERGY SYSTEM, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1)   GENERAL

     The accompanying unaudited consolidated financial statements should be read in conjunction with the Annual Report of Yankee Energy System, Inc. (YES or the Company) on Form 10-K for the fiscal year ended September 30, 1997 (1997 Form 10-K), including the audited financial statements (and notes thereto) incorporated by reference therein. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals)necessary to present fairly the financial position of the Company as of December 31, 1997, and its results of operations for the three months ended December 31, 1997 and 1996 and cash flows for the three months ended December 31, 1997 and 1996. The results of operations for the three months ended December 31, 1997 and 1996 are not necessarily indicative of the results expected for a full year, due mainly to the highly seasonal nature of the gas business.


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

     Following the provisions of FAS 71, Yankee Gas has recorded regulatory assets or liabilities as appropriate primarily related to deferred gas costs, pipeline transition costs, hardship customer receivables, environmental cleanup costs, income taxes and postretirement benefits costs. The specific amounts related to these items are disclosed in the consolidated balance sheets. For additional information about these items see the 1997 Form 10-K.

     Yankee Gas continues to be subject to cost-of-service based rate regulation by the DPUC. Based upon current regulation and recent regulatory decisions, Yankee Gas believes that its use of regulatory accounting is appropriate and in accordance with the provisions of FAS 71.


3)   EARNINGS PER SHARE

     Basic earnings per common share were computed by dividing net income by the weighted average number of common shares outstanding during the quarter. For the quarters ended December 31, 1997 and 1996, the weighted average common shares outstanding were 10,461,989 and 10,449,554 respectively. Diluted earnings per common share for the quarters ended December 31, 1997 and 1996 were determined on the assumptions that the outstanding stock options, if dilutive, were converted. For the quarters ended December 31, 1997 and 1996, the diluted weighted average common shares outstanding were 10,466,688 and 10,451,097, respectively, including dilutive stock options of 4,699 and 1,543, respectively. In fiscal 1998, the Company adopted the Statement of Financial Accounting Standards No. 128, "Earnings per Share" (FAS 128). As a result, the Company's reported earnings per share for the quarter ended December 31, 1996 was restated. The effect of this accounting change on previously reported earnings per share data was immaterial.


4)   COMMITMENTS AND CONTINGENCIES

     The Company faces a number of contingencies which arise during the normal course of business and which have been discussed in Note 9 (entitled "Commitments and Contingencies")to the Consolidated Financial Statements included in the Company's 1997 Form 10-K Report. Except as disclosed below, for the quarter ended December 31, 1997, there have been no material changes in the matters discussed in Note 9, to the Company's 1997 Form 10K Report.

     DPUC Settlement: On January 3, 1996, the DPUC issued a Final Decision in reopened Docket No. 92-02-19. The Docket allows for recovery of certain deferred regulatory assets with the stipulation that Yankee Gas would not increase its rates before October 1, 1998, except in the event of certain circumstances which would adversely affect Yankee Gas' financial condition. Yankee Gas may apply a portion of excess transition credits received from pipeline refunds, interruptible excess margin, deferred gas costs, capacity release activity, and off-system sales margin to certain regulatory assets. As of December 31, 1997, excess collections of approximately $25.4 million were applied against the deferred regulatory assets specified in the decision.

     Firm Transportation: On January 24, 1996, the DPUC issued a Final Decision on Docket No. 92-02-19 Reopen I. The Decision allows Yankee Gas to offer a broad array of service options to commercial and industrial FT customers. Yankee Gas implemented these new FT rates and services on April 1, 1996, and as of December 31, 1997 had approximately 2,000 customers under the new FT service. A switch by existing sales customers to transportation tariffs will result in decreased revenues for Yankee Gas as the portion of revenues representing gas costs will now be borne directly by those customers. Yankee Gas, however, does not expect customer conversions to transportation services to affect its net income because the cost of gas has traditionally been a pass through item with no income impact. This Decision did not address Yankee Gas' revenue requirement.

     Rate Review: On August 25, 1996, Yankee Gas filed an application with the DPUC for a Financial and Operational Review (Review). This Review was required under Connecticut statute since Yankee Gas had not undergone a rate proceeding within the last four years. Yankee Gas' last rate application was approved on August 26, 1992, and this Review was necessary to comply with the statute. On July 9, 1997, the DPUC issued its decision in Docket No. 96-08-05. The DPUC decision, which is not a rate order, called for a lowering of Yankee Gas' authorized Return on Equity (ROE) from 12.43 percent to 11.15 percent. The DPUC believed that lower current interest rates and recently allowed rates of return for other Connecticut utilities justified a lower ROE for Yankee Gas. On October 1, 1997, the DPUC approved a settlement whereby Yankee Gas will credit approximately $3.2 million to firm sales customers through the Purchased Gas Adjustment (PGA) during the period November 1997 through March 1998. As of December 31, 1997 approximately $1.0 million has been credited to firm sales customers. The settlement also allows Yankee Gas to maintain its base rates until the end of fiscal year 2000, resulting in an eight-year period in which Yankee Gas will have gone without an increase in its base rates.

     Tax/Legal Issues: In fiscal 1996, Yankee Gas received revised property tax bills from the City of Meriden, Connecticut (the City). The City is asserting a claim for approximately $5.0 million for back taxes and interest resulting from a retroactive reassessment and revaluation of Yankee Gas personal property filings. The City did not locate or identify any property which Yankee Gas omitted from its filings. The tax bills reflect a reassessment of property at higher rates than those previously accepted by the City. Yankee Gas is currently in the process of litigating this retroactive reassessment. Although it is anticipated that the outcome of this claim will not have a material impact on the Company, based on the information available at this time, management cannot predict what the ultimate impact might be.

     In November 1995, a purported class action suit was filed against Yankee Gas and the state's two other LDCs by the Connecticut Heating and Cooling Contractors' Association, Inc. et al, claiming the LDCs engaged in, among other things, unfair trade practices. The action alleges that the LDCs unfairly competed with licensed plumbers and contractors by performing customer service work using customer service employees who did not possess state trade licenses.

     The LDCs asserted that such licenses were not required for this work based on a statutory exemption enacted in 1965 and amended in 1967. However, in a separate proceeding, a Connecticut Superior Court upheld an administrative ruling against the LDCs' position, which was affirmed on appeal.
     In 1995, the Connecticut General Assembly enacted legislation that established, on a going-forward basis, a separate procedure for state certification of gas service employees.

     On January 27, 1998, the judge in this matter struck 31 out of the plaintiffs' 32 counts contained in their complaint. The plaintiffs will have until February 11, 1998 to replead. In addition to the court's decision to strike those counts, it also noted that although the plaintiffs' action purports to be a class action, it is not because to date, the plaintiffs have failed to obtain certification as a class action.

     While the ultimate results of the purported class action suit cannot be determined, management does not expect that it will have a material adverse effect on the Company's consolidated results of operations or financial position.

     Tax Audits: The Company is currently under audit by the State of Connecticut regarding its Gross Earnings Tax returns for the calendar years 1994, 1995, and 1996.

     The Company has been notified by the City of Naugatuck, Connecticut that it will be auditing the Company's Personal
     Property Tax Schedules for the years 1995, 1996, and 1997.

     On January 30, 1998 the Company received notification from the Internal Revenue Service (IRS) that it will be conducting an audit of the Company's 1995 Tax Return.

     All of these audits are in preliminary stages, and therefore the Company does not have sufficient information to determine the amount, if any, of additional liability that may result from these proceedings. However, the Company does not anticipate any of these audits to have a material effect on its financial position.


5)   FORWARD-LOOKING STATEMENTS

     This report may contain statements which, to the extent they are not recitations of historical fact, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (Reform Act). Such forward-looking statements involve risks and uncertainties. Actual results may differ materially from such forward-looking statements for reasons including, but not limited to, changes to and developments in the legislative and regulatory environments affecting the Company's business, the impact of competitive products and services, changes in the natural gas industry caused by deregulation and other factors, and certain environmental matters, as well as such other factors as set forth in the Company's Form 10-K for the year ended September 30, 1997.


6)   USE OF ESTIMATES

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


7)   RECLASSIFICATIONS

     Certain prior year amounts have been reclassified to conform with current year presentation.

                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders of Yankee Energy System, Inc.:

We have reviewed the accompanying consolidated balance sheet of Yankee Energy System, Inc. (a Connecticut corporation) and subsidiaries (the Company) as of December 31, 1997, and the related consolidated statements of income and cash flows for the three-month period then ended. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of Yankee Energy System, Inc. as of September 30, 1997 (not presented herein), and, in our report dated November 7, 1997, we expressed an unqualified opinion on that statement. In our opinion, the information set forth in the accompanying condensed balance sheet as of September 30, 1997 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

                                          Arthur Andersen LLP
Hartford, Connecticut
February 2, 1998

ITEM 2. Management's Discussion and Analysis of Financial
Conditon and Results of Operations

This section contains management's assessment of the financial condition of Yankee Energy System, Inc. (YES or the Company) and the principal factors which had an impact on the results of operations in the periods presented. This discussion should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended September 30, 1997, including the audited consolidated financial statements (and notes thereto) incorporated by reference therein.


FINANCIAL CONDITION
OVERVIEW

Consolidated earnings were $9.1 million for the three months ended December 31, 1997 compared to $8.9 million for the same period a year earlier. Both the corresponding basic and diluted earnings per share were $0.87 and $0.85 for the three months ended December 31, 1997 and 1996, respectively.

Earnings for the first quarter of fiscal year 1998 increased slightly due to weather that was 6 percent colder than the same period last year. The resulting increase in revenues was partially offset by customer bill credits of approximately $1.0 million due to the rate review settlement reached with the DPUC in October 1997. The financial performance of the Company's non-regulated subsidiaries improved over the same period in fiscal 1997, and additional process improvement and efficiencies are expected during the fiscal year.


RESULTS OF OPERATIONS

COMPARISON OF THE FIRST QUARTER OF FISCAL 1998 WITH THE FIRST
QUARTER OF FISCAL 1997


OPERATING REVENUES

Operating revenues increase $6.9 million in the first quarter of fiscal 1998 compared with the same period in the prior fiscal year. The components of the change in operating revenues are as follows:


                                  Changes in Operating Revenues
                                       (Millions of Dollars)
                                         Increase/(Decrease)


Firm sales and other                       $ 0.2
Firm transportation                          3.5
                                            _____

Subtotal firm sales, transportation and
   other (excluding gas cost recoveries)     3.7

Interruptible/off-system sales and
  transportation
  (excluding gas cost recoveries)           (1.3)
                                            _____

Total (excluding gas cost recoveries)        2.4

Gas cost recoveries                          0.1
                                            _____

Change in utility revenues                   2.5

Nonutility revenues                          4.4
                                            _____

Total change in operating revenue          $ 6.9
                                            _____
                                            _____

The corresponding changes in Yankee Gas' throughput were as follows:


                                  Quarter Ended
                                   December 31,     Increase/
                                  1997      1996   (Decrease)
                                      (Mcf - thousands)

Firm sales                         9,351     9,697    (346)
Firm transportation                2,249       627   1,622
Interruptible/off-system sales     1,766     2,114    (348)
Interruptible transportation       1,327     1,471    (144)
                                  _______   _______   ______

Total change in throughput        14,693    13,909     784
                                  _______   _______   ______
                                  _______   _______   ______


The change in operating revenues primarily reflects weather that was 6 percent colder and an increase in customers of approximately 2,500 in the first quarter of fiscal 1998 compared to the same period in fiscal 1997. With the introduction of firm transportation on April 1, 1996 as an option for customers, revenues continue to shift from firm sales to firm transportation. Revenues from nonutility operations increased $4.4 million in the first quarter of fiscal 1998 compared to the same period in fiscal 1997, due to increased nonutility operations and additional acquisitions.

Gas cost recoveries increased due to higher per-unit gas costs in the first quarter of fiscal 1998 compared to the same period in fiscal 1997.


OPERATING EXPENSES

Total operating expenses increased $5.6 million in the first quarter of fiscal 1998 compared with the same period in the prior year as a result of the following items:

     - Cost of gas increased $1.3 million for the three months ended December 31, 1997 compared to the three months ended December 31, 1996 due to higher per-unit gas costs. Cost of goods sold increased $3.6 million in the first quarter of fiscal 1998 compared to the first quarter of fiscal 1997 due to increased nonutility activity.

     - Operations and maintenance expenses increased $1.2 million in the first quarter of fiscal 1998 compared to the first quarter of fiscal 1997 due primarily to increased expenses related to non-regulated subsidiary activity.

     - Depreciation expense increased $0.4 million in the first quarter of fiscal 1998 compared to the first quarter of fiscal 1997 primarily due to additions in plant, property and investments.

     - Taxes other than income taxes decreased $0.9 million in the first quarter of fiscal year 1998 compared to the first quarter of fiscal year 1997. The 1998 decrease was primarily due to lower unemployment taxes and lower Connecticut gross earnings taxes as a result of an increase in sales to gross earnings tax exempt customers this fiscal year compared to last year at this time.

Federal and state income taxes increased $1.4 million primarily due to higher taxable income and a higher effective tax rate for the three months ended December 31, 1997 compared to the three months ended December 31, 1996.


LIQUIDITY AND CAPITAL RESOURCES

Cash and temporary cash investments at December 31, 1997 totaled $1.6 million. Principal sources of cash for the three months ended December 31, 1997 were net income and short-term debt. These funds were used primarily for dividend payments and capital expenditures and to reduce long-term debt.

Expenditures for plant, property and investments totaled $9.7 million for the first three months of fiscal 1998, reflecting a $3.0 million increase over the first three months of fiscal 1997. During the first three months of fiscal 1998, additions were primarily funded through short-term debt.

The seasonal nature of gas revenues, inventory purchases and construction expenditures create a need for short-term borrowing to supplement internally generated funds. As of December 31, 1997, Yankee Gas had a revolving line of credit of $60 million with a group of five banks. Under the agreement, funds may be borrowed on a short-term revolving basis using either fixed or variable rate loans. Yankee Gas also had uncommitted credit lines of $27 million as of December 31, 1997. At December 31, 1997, Yankee Gas had $54.5 million outstanding on its agreements. Yankee Energy had $7.7 million outstanding at December 31, 1997 on its $15 million committed line of credit which is used to fund the acquisitions and other capital requirements of the unregulated businesses.

The long-term credit needs of Yankee Gas are being met by a first mortgage bond indenture which provides for the issuance of bonds from time to time, subject to certain issuance tests. At December 31, 1997, indenture requirements, including the required coverage ratio, would allow for the issuance of an additional $223 million of bonds at an assumed interest rate of 6.9 percent.

Yankee Gas has entered into fixed revenue-rate contracts with two customers for the delivery of natural gas. Yankee Gas has hedged these commitments with the purchase of natural gas swaps. In order to satisfy certain provisions of the arrangement, Yankee Gas has provided a letter of credit for $1.5 million. The Company's results of operations are unaffected by the hedge transaction given that it passes through the cost of the hedge to either the commodity trading firm or its customer depending on the difference in the fixed and floating prices for gas.

Yankee Gas expects to incur expenditures for coal tar remediation efforts, which is more fully discussed in Note 9 to the Consolidated Financial Statements, included in the Company's 1997 Form 10-K Report. Yankee Gas expects to finance such expenditures through a combination of internally generated funds, short-term debt, and through insurance settlements, which have totaled $9.6 million as of December 31, 1997.

One of Yankee Gas' largest customers, the Foxwoods Hotel and Casino (Foxwoods), (which is operated by the Mashentucket Pequot Indian Tribe), generates approximately $650,000 in annual margin. The City of Norwich, Connecticut has begun construction of a pipeline extending from their distribution system to Foxwoods. This will provide an alternative source of supply to the Mashentucket Pequots. Yankee Gas believes that it will have the opportunity to compete to retain gas throughput to Foxwoods as well as the continuing utilization of the existing distribution system on tribal lands.

The Company is currently implementing new systems and enhancing existing systems to address year 2000 issues. Management believes that all system changes will be installed and tested prior to the manifestation of year 2000 issues. However, if such changes are not completed timely, the year 2000 issue may have a material impact on the operations of the Company. Currently, all such charges associated with system enhancements have and will continue to be expensed and the costs of new systems will be capitalized as appropriate and are not expected to be significant.

Management is currently reviewing the organizational structure of various operating functions of Yankee Gas as well as the continuing necessity for certain operations centers. Changes, if any, are expected to occur in the second or third quarter of the fiscal year and are not expected to have a material impact on the Company's financial condition.

ITEM 3.  Quantitative and Qualitative Disclosures About Market
Risk

Not applicable.

PART      II   OTHER INFORMATION


Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          At the Annual Meeting of Yankee Energy Shareholders on January 30, 1998, the following directors were elected to three year terms expiring in 2001: Eileen S. Kraus, Branko Terzic, and Patricia M. Worthy. Mrs. Kraus received 8,820,621 votes for and 134,556 votes against. Mr. Terzic received 8,818,824 votes for and 136,353 votes against. Ms. Worthy received 8,793,846 votes for and 161,331 votes against. Shareholders also ratified the appointment of Arthur Andersen LLP as the Company's independent auditors. Arthur Andersen LLP received 8,691,482 votes for, 173,999 votes against and 89,696 abstained from the voting.


Item 5.   OTHER INFORMATION

          Nicholas Trivisonno, Chairman and CEO of ACNielson, resigned from the Board of Directors on January 30, 1998. Trivisonno also held the position of Chairman of the Audit Committee.


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          a.   Exhibits

          Exhibit 27 - Financial Data Schedule.

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


                                   YANKEE ENERGY SYSTEM, INC.
                                   ___________________________
                                        (Registrant)


Date:  February 13, 1998         /s/ James M. Sepanski

                                ____________________________
                                James M. Sepanski
                                Vice President,
                                Chief Financial Officer and
                                Treasurer





Date:  February 13, 1998         /s/ Nicholas A. Rinaldi

                                _____________________________
                                Nicholas A. Rinaldi
                                Controller