Form 10-Q
period 1998-03-31
YANKEE ENERGY SYSTEM INC
filed 1998-05-13
CIK 849210

                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549
                              ______________
                                 FORM 10-Q
                               ____________

(MARK ONE)
          /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
               OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998 OR

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

                    Yes __X__       No ____

                   APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

NUMBER OF SHARES OF COMMON STOCK ($5.00 PAR VALUE)
OUTSTANDING AT APRIL 30, 1998                10,499,430


                    PART 1. FINANCIAL INFORMATION

Item 1.   Financial Statements


                YANKEE ENERGY SYSTEM, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                     Three Months Ended
                                          March 31,
                                       1998       1997
                                     _______    ______
                                     (Thousands of Dollars,
                                   except per share amounts)

Revenues
  Utility Revenues                   $106,325   $126,570
  Nonutility Revenues                   6,868        998
                                      _______    _______
     Total Revenues                   113,193    127,568
                                      _______    _______
Operating Expenses:
  Cost of Gas/Goods Sold               60,876     71,735
  Operations                           14,919     14,338
  Maintenance                           1,424      1,718
  Depreciation and Amortization         5,055      4,485
  Taxes other than Income Taxes         7,091      7,677
                                      _______    _______
     Total Operating Expenses          89,365     99,953
                                      _______    _______

Operating Income                       23,828     27,615

Other Income/Expense:
  Other Income, net                       181         71
  Interest Expense, net                 3,954      3,304
                                      _______    _______
Income Before Income Taxes             20,055     24,382

Provision for Income Taxes              9,245     10,904
                                      _______    _______

Net Income                           $ 10,810   $ 13,478
                                      _______    _______
                                      _______    _______

Basic Earnings per Common Share      $   1.03   $   1.29
                                      _______    _______
                                      _______    _______

Basic Weighted Average Shares
   Outstanding                         10,483     10,450
                                      _______    _______
                                      _______    _______

Diluted Earnings Per Common Share    $   1.03   $   1.29
                                      _______    _______
                                      _______    _______
Diluted Weighted Average Shares
   Outstanding                         10,493     10,452
                                      _______    _______
                                      _______    _______



The accompanying notes are an integral part of these consolidated financial statements.

                YANKEE ENERGY SYSTEM, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                       Six Months Ended
                                          March 31,
                                       1998       1997
                                       ____       ____
                                    (Thousands of Dollars,
                                   except per share amounts)

Revenues
  Utility Revenues                   $203,443   $221,201
  Nonutility Revenues                  12,345      2,048
                                      _______    _______
    Total Revenues                    215,788    223,249
                                      _______    _______
Operating Expenses:
  Cost of Gas/Goods Sold              117,015    122,992
  Operations                           30,152     27,925
  Maintenance                           2,615      3,318
  Depreciation and Amortization         9,733      8,811
  Taxes other than Income Taxes        12,111     13,549
                                      ________   ________
    Total Operating Expenses          171,626    176,595
                                      _______    _______

Operating Income                       44,162     46,654

Other Income/Expense:
  Other Income, net                       250         72
  Interest Expense, net                 6,928      6,552
                                      _______    _______
Income Before Income Taxes             37,484     40,174

Provision for Income Taxes             17,583     17,817
                                      _______    _______

Net Income                           $ 19,901   $ 22,357
                                      _______    _______
                                      _______    _______

Basic Earnings Per Common Share      $   1.90   $   2.14
                                      _______    _______
                                      _______    _______
Basic Weighted Average Shares
   Outstanding                        10,473     10,450
                                      _______    _______
                                      _______    _______

Diluted Earnings Per Common Share   $   1.90   $   2.14
                                     _______    _______
                                     _______    _______
Diluted Weighted Average Shares
   Outstanding                        10,480     10,451
                                     ________    _______
                                     ________    _______




The accompanying notes are an integral part of these consolidated financial statements.

               YANKEE ENERGY SYSTEM, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS

                                      March 31,  September 30,
                                        1998         1997
                                      ________    ___________
                                     (Unaudited)
                                      (Thousands of Dollars)

ASSETS
Utility Plant, at original cost      $536,167   $524,221
  Less:  Accumulated provision for
         depreciation                 200,345    192,506
                                     ________   ________
                                      335,822    331,715
Construction work in progress          21,387     19,150
                                     ________   ________

   Total Net Utility Plant            357,209    350,865
                                     ________   ________

Other Property and Investments         22,106     19,311
                                     ________   ________

Current Assets:
  Cash and temporary cash
    investments                         4,197      2,239
  Accounts receivable, net             61,524     27,002
  Fuel supplies                         1,989     10,370
  Other materials and supplies          2,544      2,186
  Accrued utility revenues             14,485      4,667
  Prepaid taxes                          ---       8,031
  Deferred gas costs, current portion   1,937      2,034
  Other                                 3,902      5,901
                                      _______    _______
   Total Current Assets                90,578     62,430
                                      _______    _______

  Deferred Gas Costs, net                ---       8,364
  Recoverable Environmental
    Cleanup Costs                      33,737     31,667
  Recoverable Income Taxes              9,831     11,038
  Recoverable Postretirement
    Benefits Costs                      1,608      1,515
  Other Deferred Debits                14,413     15,174
                                      _______    _______

   Total Assets                      $529,482   $500,364
                                      _______   ________
                                      _______   ________


The accompanying notes are an integral part of these consolidated financial statements.


                YANKEE ENERGY SYSTEM, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS

                                     March 31,  September 30,
                                       1998         1997
                                     _________   ____________
                                    (Unaudited)
                                      (Thousands of Dollars)
CAPITALIZATION AND LIABILITIES

Capitalization:
  Common shares - $5.00 par value.
  Authorized 20,000,000 shares; 10,495,711
  shares outstanding at March 31, 1998
  and 10,454,414 outstanding at
  September 30, 1997                 $ 52,479   $ 52,272
  Capital surplus, paid in             88,817     88,003
  Retained earnings                    39,319     26,431
  Employee stock ownership
    plan guarantee                       (600)    (1,000)
                                      ________   ________
  Total Common Shareholders' Equity   180,015    165,706
  Long-term debt, net of
    current portion                   134,615    135,265
                                      _______    _______
     Total Capitalization             314,630    300,971
                                      _______    _______
Current Liabilities:
  Notes payable to banks               38,500     39,000
  Long-term debt, current portion       4,017      4,017
  Accounts payable                     18,021     22,741
  Accrued interest                      3,066      2,008
  Accrued taxes                        16,866       ---
  Pipeline transition costs payable     3,057      3,538
  Other                                 5,463      6,480
                                      _______    _______
     Total Current Liabilities         88,990     77,784
                                      _______    _______

Deferred Gas Costs, net                 9,270       ---
Accumulated Deferred Income Taxes      63,513     68,205
Accumulated Deferred Investment
  Tax Credits                           8,514      8,703
Reserve for Environmental
  Cleanup Costs                        35,000     35,000
Postretirement Benefits Obligation      3,184      2,840
Other Deferred Credits                  6,381      6,861

Commitments and Contingencies (Note 4)   ---        ---
                                     ________   ________
     Total Capitalization and
        Liabilities                  $529,482   $500,364
                                     ________   ________
                                     ________   ________

The accompanying notes are an integral part of these consolidated financial statements.

            YANKEE ENERGY SYSTEM, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                     Six Months Ended
                                        March 31,
                                     __________________
                                     1998       1997
                                     ____       ____
                                  (Thousands of Dollars)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                         $19,901    $22,357
  Adjusted for the following:
    Depreciation and amortization      9,733      8,811
    Equity earnings from investments     (77)      (117)
    Deferred income taxes, net        (3,674)    (3,473)
    Deferred gas costs activity and
      other non-cash items            16,025     11,337
  Changes in working capital:
    Accounts receivable and accrued
      utility revenues               (44,340)   (44,845)
    Accounts payable                  (4,720)    (7,377)
    Prepaid taxes                     24,897     23,977
    Other working capital
      (excludes cash)                  9,694     11,899
                                     _______    _______
Net cash provided by
  operating activities                27,439     22,569
                                     _______    _______
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from common stock
     issuance                          1,040          1
  Retirement of long-term debt          (650)      (650)
  Decrease in short-term debt           (500)    (3,500)
  Cash dividends-common stock         (7,013)    (6,792)
                                     ________   ________
Net cash used for financing
   activities                         (7,123)   (10,941)
                                     ________   ________

INVESTMENT IN PLANT AND OTHER:
  Utility Plant                      (14,945)   (11,619)
  Other property and investments      (3,413)    (1,973)
                                    ________   ________
Net cash used for plant and other    (18,358)   (13,592)
                                     ________    _______

Net Increase (Decrease) in Cash and Temporary
   Cash Investments for the Period     1,958     (1,964)

Cash and Temporary Cash Investments,
   beginning of period                 2,239      7,853
                                     ________   ________
Cash and Temporary Cash Investments,
   end of period                     $ 4,197    $ 5,889
                                     ________   _______
                                     ________   _______
Supplemental Cash Flow Information:
  Cash paid during the period for:
  Interest, net of amounts
   capitalized                       $ 6,228    $ 6,743
  Income taxes                       $   856    $ 1,279


The accompanying notes are an integral part of these consolidated financial statements.

YANKEE ENERGY SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1)   GENERAL

     The accompanying unaudited consolidated financial statements should be read in conjunction with the Annual Report of Yankee Energy System, Inc. (the Company) on Form 10-K for the fiscal year ended September 30, 1997 (1997 Form 10-K), including the audited financial statements (and notes thereto) incorporated by reference therein and the Company's quarterly report on Form 10-Q for the quarter ended December 31, 1997. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of the Company as of March 31, 1998, and its results of operations for the three and six months ended March 31, 1998 and 1997 and cash flows for the six months ended March 31, 1998 and 1997. The results of operations for the three and six months ended March 31, 1998 and 1997 are not necessarily indicative of the results expected for a full year, due mainly to the highly seasonal nature of the gas business.


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


3)   EARNINGS PER SHARE

     In fiscal 1998, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" (FAS
     128), which changes the method for computing earnings per share and requires the Company to present basic and diluted earnings per share. As a result, all prior periods have been restated to reflect application of FAS 128. The effect of this accounting change on previously reported earnings per share data was immaterial.


4)   COMMITMENTS AND CONTINGENCIES

     The Company faces a number of contingencies which arise during the normal course of business and which have been discussed in Note 9 (entitled "Commitments and Contingencies")to the Consolidated Financial Statements included in the Company's 1997 Form 10-K Report. Except as disclosed below, for the six months ended March 31, 1998, there have been no material changes in the matters discussed in Note 9, to the Company's 1997 Form 10K Report.

     Rate Review: On July 9, 1997, the DPUC issued its decision in Docket No. 96-08-05. The DPUC decision, which is not a rate order, called for a lowering of Yankee Gas' authorized Return on Equity (ROE) from 12.43 percent to 11.15 percent. The DPUC believed that lower current interest rates and recently allowed rates of return for other Connecticut utilities justified a lower ROE for Yankee Gas. On October 1, 1997, the DPUC approved a settlement whereby Yankee Gas will credit approximately $3.2 million to firm sales customers through the Purchased Gas Adjustment (PGA) during the period November 1997 through March 1998. As of March 31, 1998 approximately $2.5 million had been credited to firm sales customers. The PGA credit was subsequently extended through April 1998 to reduce the shortfall in the amount refunded. Any remaining shortfall after April 1998 will be included in the annual deferred fuel calculation. The settlement also allows Yankee Gas to maintain its base rates until the end of fiscal year 2000, resulting in an eight-year period in which Yankee Gas will have gone without an increase in its base rates.

     Legal Issues: In November 1995, a purported class action suit was filed against Yankee Gas and the state's two other LDCs by the Connecticut Heating and Cooling Contractors' Association, Inc. et al,. The action alleges that the LDCs unfairly competed with licensed plumbers and contractors by performing customer service work using customer service employees who did not possess state trade licenses.

     On January 27, 1998, the judge in this matter struck 31 out of the plaintiffs' 32 counts contained in their complaint leaving only one count alleging violations of Connecticut's anti-trust statute. The judge also noted that although the plaintiffs action purports to be a class action, the plaintiffs have failed to obtain certification as such. Thereafter, the plaintiffs' filed another purported class action against all three LDCs alleging unfair trade practices and additional separate actions against each LDC alleging various business torts. While the ultimate resolution of the actions cannot be predicted, management does not expect that they will have a material adverse effect on the Company's consolidated results of operations or financial position.

     In fiscal 1996, Yankee Gas received revised property tax bills from the City of Meriden, Connecticut (the City). The City is asserting a claim for approximately $5.0 million for back taxes and interest resulting from a retroactive reassessment and revaluation of Yankee Gas' personal property filings. The City did not locate or identify any property which Yankee Gas omitted from its filings. The tax bills reflect a reassessment of property at higher rates than those previously accepted by the City. Yankee Gas is currently in the process of litigating this retroactive reassessment and the judge in this matter has recently recommended that the parties attempt mediation/arbitration of the issue. Although it is anticipated that the outcome of this claim will not have a material impact on the Company, based on the information available at this time, management cannot predict what the ultimate impact might be.

     Tax Audits: The Company is currently under audit by the State of Connecticut regarding its Gross Earnings Tax returns for the calendar years 1994, 1995, and 1996.

     The Company is currently under audit by the City of Naugatuck, Connecticut regarding its Personal Property Tax
     Schedules for the years 1995, 1996, and 1997.

     The Company is currently under audit by the Internal Revenue
     Service regarding its Federal Income Tax Return for the calendar year 1995.

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

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders of Yankee Energy System, Inc.:


We have reviewed the accompanying consolidated balance sheet of Yankee Energy System, Inc. (a Connecticut corporation) and subsidiaries (the Company) as of March 31, 1998, and the related consolidated statements of income for the three-month and six-month periods then ended, and cash flows for the six-month period then ended. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of Yankee Energy System, Inc. as of September 30, 1997 (not presented herein), and, in our report dated November 7, 1997, we expressed an unqualified opinion on that statement. In our opinion, the information set forth in the accompanying balance sheet as of September 30, 1997 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

                                          Arthur Andersen LLP
Hartford, Connecticut
April 27, 1998

ITEM 2.   Management's Discussion and Analysis


RESULTS OF OPERATIONS

Consolidated earnings were $10.8 million for the three months ended March 31, 1998 compared to $13.5 million for the same period a year earlier. The corresponding basic and diluted earnings per share were $1.03 and $1.29 for the three months ended March 31, 1998 and 1997, respectively.

Earnings for the second quarter of fiscal year 1998 decreased due to weather that was 11 percent warmer than the same period last year and 18 percent warmer than normal. The Company estimates that the warmer weather in the current quarter reduced earnings by $4.0 million or $0.38 per share compared with a normal level of degree days. In addition, earnings decreased by approximately $0.9 million or $0.09 per share for the three months ended March 31, 1998, due to customer bill credits which were the result of a rate review settlement reached with the DPUC in October 1997. The financial performance of the Company's non-regulated subsidiaries improved over the same period in fiscal 1997. The expectation for the remainder of the fiscal year, is for further growth and performance improvement for unregulated operations as well as continued efficiency improvement in the regulated business.


COMPARISON OF THE SECOND QUARTER OF FISCAL 1998 WITH THE SECOND
QUARTER OF FISCAL 1997


OPERATING REVENUES

Utility revenues decreased $20.2 million or 16.0 percent in the second quarter of fiscal 1998 compared with the same period in the prior fiscal year. This decrease was offset by a $5.9 million increase in operating revenues from nonutility operations. The components of the change in operating revenues are as follows:


                                  Three Months Ended
                                       March 31,        Increase/
                                 1998        1997      (Decrease)
(Millions of Dollars)

Firm sales                    $ 92,853       $113,787  $(20,934)
Firm transportation              5,419          1,985     3,434
Interruptible/off-system sales   5,409          8,878    (3,469)
Interruptible transportation       943            532       411
Other utility revenues           1,701          1,388       313
                               _______        _______    _______

Total Utility revenues         106,325        126,570   (20,245)
Nonutility revenues              6,868            998     5,870
                               _______        _______    _______

Total operating revenues      $113,193       $127,568  $(14,375)
                               _______        _______    _______
                               _______        _______    _______


The corresponding changes in Yankee Gas' throughput were as follows:

                         Quarter Ended
                           March 31,         Increase/
(Mcf - thousands)        1998      1997      (Decrease)

Firm sales               10,062    12,377    (2,315)
Firm transportation       2,849     1,241     1,608
Interruptible/
   off-system sales       1,228     1,732      (504)
Interruptible
   transportation         1,889     1,206       683
                         _______   ______      _____
Total throughput         16,028    16,556      (528)
                         _______   ______      _____
                         _______   ______      _____


The change in utility revenues was due primarily to weather that was 11 percent warmer than the prior year and customer bill credits of $1.5 million which are reflected in the second quarter of fiscal 1998. In addition, an increasing number of commercial and industrial customers continue to shift from taking sales gas to transportation service resulting in a decrease in operating revenue. The increase in nonutility revenues in the second quarter of fiscal 1998 compared to the same period in fiscal 1997 is primarily due to additional activity resulting from acquisitions.


OPERATING EXPENSES

Total operating expenses decreased $10.6 million in the second quarter of fiscal 1998 compared with the same period in the prior year as a result of the following items:

     - Cost of gas decreased $15.3 million or 22 percent for the three months ended March 31, 1998 compared to the three months ended March 31, 1997 due primarily to a 20 percent reduction in the volume of sales gas.

     - Cost of goods sold increased $4.4 million in the second quarter of fiscal 1998 compared to the second quarter of fiscal 1997 due to increased nonutility activity resulting primarily from acquisitions.

     - Operations and maintenance expenses increased $0.3 million, primarily due to increased expenses related to non-regulated subsidiary activity, offset by decreases in uncollectible and pension expenses from the utility subsidiary.

     - Depreciation and amortization expense increased $0.6 million, primarily due to additions in plant, property and investments.

     - Taxes other than income taxes decreased $0.6 million, primarily due to lower Connecticut gross earnings taxes in fiscal 1998 as a result of the reduction in revenues, offset by a slight increase in municipal taxes.

Interest expense increased $0.7 million primarily due to higher short-term debt outstanding. This increase was partially offset by a slight decrease in long-term debt interest expense, primarily due to refinancing of long-term debt at more favorable rates.

Federal and state income taxes decreased $1.7 million primarily due to lower taxable income, partially offset by a higher effective tax rate for the three months ended March 31, 1998 compared to the three months ended March 31, 1997.


COMPARISON OF THE FIRST SIX MONTHS OF FISCAL 1998 WITH THE FIRST
SIX MONTHS OF FISCAL 1997


OPERATING REVENUES

Utility revenues decreased $17.8 million or 8.0 percent in the first six months of fiscal 1998 compared with the same period in the prior fiscal year. This decrease was offset by a $10.3 million increase in operating revenues from nonutility operations. The components of the change in operating revenues are as follows:


                                  Six Months Ended
                                       March 31,        Increase/
                                 1998        1997      (Decrease)
(Millions of Dollars)

Firm sales                    $175,358       $196,573  $(21,215)
Firm transportation              9,938          3,057     6,881
Interruptible/off-system sales  13,459         18,594    (5,135)
Interruptible transportation     1,488            996       492
Other utility revenues           3,200          1,981     1,219
                               _______        _______    _______

Total utility revenues         203,443        221,201   (17,758)
Nonutility revenues             12,345          2,048    10,297
                               _______        _______    _______

Total operating revenues      $215,788       $223,249  $ (7,461)
                               _______        _______    _______
                               _______        _______    _______


The corresponding changes in Yankee Gas' throughput were as follows:



                        Six Months Ended
                           March 31,         Increase/
(Mcf - thousands)        1998      1997      (Decrease)

Firm sales               19,413    22,072    (2,659)
Firm transportation       5,098     1,868     3,230
Interruptible/
   off-system sales       2,994     3,847      (853)
Interruptible
   transportation         3,216     2,677       539
                         ______    ______      ______
Total throughput         30,721    30,464       257
                         ______    ______      ______
                         ______    ______      ______


The change in operating revenues from utilities primarily reflects weather that was 3.7 percent warmer in fiscal 1998 and customer bill credits of $2.5 million. In addition, an increasing number of commercial and industrial customers continue to shift from taking sales gas to transportation service resulting in a decrease in operating revenue. Offsetting these changes was an increase in nonutility revenues in the first six months of fiscal 1998 compared to the same period in fiscal 1997.


OPERATING EXPENSES

Total operating expenses decreased $5.0 million in the first six months of fiscal 1998 compared with the same period in the prior year as a result of the following items:

     - Cost of gas decreased $14.0 million or 11 percent for the six months ended March 31, 1998 compared to the six months ended March 31, 1997 due primarily to a 14 percent decrease in the volume of sales gas.

     - Cost of goods sold increased $8.0 million in the first six months of fiscal 1998 compared to the first six months of fiscal 1997 due to increased nonutility activity.

     - Operations and maintenance expenses increased $1.5 million, primarily due to increased expenses related to nonutility activity, offset by decreases in uncollectible, maintenance and pension expenses, related to the utility subsidiary.

     - Depreciation and amortization expense increased $0.9 million, primarily due to additions in plant, property and investments.

     - Taxes other than income taxes decreased $1.4 million, primarily due to lower Connecticut gross earnings taxes in fiscal 1998 as a result of the reduction in revenues and lower unemployment taxes, partially offset by an increase in municipal taxes.

Interest expense increased $0.4 million mainly due to higher short-term debt outstanding. This was partially offset by a decrease in interest expense associated with lower long-term debt outstanding and lower interest rates.

Federal and state income taxes decreased $0.2 million primarily due to lower taxable income, offset by a higher effective tax rate for the six months ended March 31, 1998 compared to the six months ended March 31, 1997.


LIQUIDITY AND CAPITAL RESOURCES

Cash and temporary cash investments at March 31, 1998 totaled $4.2 million. Principal sources of cash for the six months ended March 31, 1998 were net income, common stock issued, and deferred gas costs. These funds were used primarily for dividend payments, investment in plant, property and investments, changes in working capital and reducing short- and long-term debt.

Expenditures for plant, property and investments totaled $18.4 million for the first six months of fiscal 1998, reflecting a $5.1 million increase over the first six months of fiscal 1997. During the first six months of fiscal 1998, additions were primarily funded through short-term debt.

The seasonal nature of gas revenues, inventory purchases and construction expenditures create a need for short-term borrowing to supplement internally generated funds. As of March 31, 1998, Yankee Gas had a revolving line of credit of $60 million with a group of five banks. Under the agreement, funds may be borrowed on a short-term revolving basis using either fixed or variable rate loans. Yankee Gas also had uncommitted credit lines of $27 million as of March 31, 1998. At March 31, 1998, Yankee Gas had $27.0 million outstanding under its agreements. Yankee Energy had $11.5 million outstanding at March 31, 1998 under its $15 million committed line of credit which is used to fund acquisitions and other capital requirements of the unregulated businesses. Management is currently contemplating new long-term debt financing in fiscal 1999 for the purposes of replacing a portion of the existing short-term debt outstanding and to refinance Series A, Tranche D which becomes redeemable by the Company in August 1999.

The long-term credit needs of Yankee Gas are being met by a first mortgage bond indenture which provides for the issuance of bonds from time to time, subject to certain issuance tests. At March 31, 1998, indenture requirements, including the required coverage ratio, would allow for the issuance of an additional $201 million of bonds at an assumed interest rate of 6.9 percent.

Yankee Gas has entered into fixed revenue-rate contracts with two customers for the delivery of natural gas. Yankee Gas has hedged these commitments with the purchase of natural gas swaps. In order to satisfy certain provisions of the arrangement, Yankee Gas has provided a letter of credit for $1.5 million, as of March 31, 1998. The Company's results of operations are unaffected by the hedge transaction given that it passes through the cost of the hedge to either the commodity trading firm or its customer depending on the difference in the fixed and floating prices for gas.

Yankee Gas expects to incur expenditures for coal tar remediation efforts, which is more fully discussed in Note 9 to the Consolidated Financial Statements, included in the Company's 1997 Form 10-K Report. Yankee Gas expects to finance such expenditures through a combination of internally generated funds, short-term debt, and through insurance settlements, which have totaled $9.6 million as of March 31, 1998.



RECENT DEVELOPMENTS

One of Yankee Gas' largest customers, the Foxwoods Hotel and Casino (Foxwoods), operated by the Mashantucket Pequot Indian Tribe, generates approximately $650,000 in annual margin. The City of Norwich, Connecticut has begun construction of a pipeline extending from their distribution system to Foxwoods. This will provide an alternative source of supply to the Mashantucket Pequots. Yankee Gas believes that it will have the opportunity to compete to retain gas throughput to Foxwoods as well as the continuing utilization of the existing distribution system on tribal lands.

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

Management has recently reviewed the organizational structure of various operating functions of Yankee Gas. Management has determined that the most efficient and cost-effective way for the Company to operate is to provide repairs, inspections and other equipment work for only those residential customers who have purchased a service contract. The Company has filed an application with the DPUC for approval to cease providing these non-contract services. If the application is approved, the Company will no longer repair or inspect appliances of residential customers who do not purchase a service contract.
The Company will continue to respond to all gas emergencies within our service area. This change is not expected to have a material impact on the Company's financial condition.

The Company recently announced an alliance between its wholly-owned subsidiary RM Services (RMS) and Dun & Bradstreet Receivable Management Services (D&B). The alliance allows RMS to extend its collections in the transitioning energy and telecommunication industries under the D&B name. RMS has extensive experience and specialized skills in residential utility collection practices and computer aided calling technology. This alliance provides for new opportunities in the deregulated energy and telecommunications industries as well as in other industries.


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


                                   YANKEE ENERGY SYSTEM, INC.
                                   ___________________________
                                        (Registrant)


Date: May 12, 1998                 /s/ James M. Sepanski
                                  ____________________________
                                   James M. Sepanski
                                   Vice President,
                                   Chief Financial Officer
                                   and Treasurer








Date: May 12, 1998                 /s/ Nicholas A. Rinaldi
                                  _____________________________
                                   Nicholas A. Rinaldi
                                   Controller