Form 10-Q
period 1998-06-30
YANKEE ENERGY SYSTEM INC
filed 1998-08-12
CIK 849210

                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549
                              ______________
                                 FORM 10-Q
                               ____________

(MARK ONE)
          /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
               OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998 OR

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

                    Yes __X__       No ____

                   APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

NUMBER OF SHARES OF COMMON STOCK ($5.00 PAR VALUE)
OUTSTANDING AT JULY 31, 1998                        10,523,185


                         PART 1. FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS

                YANKEE ENERGY SYSTEM, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                      Three Months Ended
                                          June 30,
                                       1998       1997
                                     _______    ______
                                     (Thousands of Dollars,
                                    except per share amounts)

Revenues:
  Utility Revenues                   $ 46,283   $ 58,289
  Nonutility Revenues                   8,044      1,146
                                      _______    _______
    Total Revenues                     54,327     59,435
                                      _______    _______

Operating Expenses:
  Cost of Gas/Goods Sold               27,766     31,056
  Operations                           15,271     14,695
  Maintenance                           1,375      1,393
  Depreciation and Amortization         4,994      4,632
  Taxes other than Income Taxes         4,519      5,151
                                      _______    _______
    Total Operating Expenses           53,925     56,927
                                      _______    _______

Operating Income                          402      2,508

Other Income/Expense
  Other (Expense) Income, net            (185)        30
  Interest Expense, net                 3,619      3,047
                                       _______    ______

Loss Before Income Taxes               (3,402)      (509)

Benefit for Income Taxes               (1,500)       (67)
                                       _______    ______

Net Loss                               (1,902)      (442)
                                       _______    _______
                                       _______    _______

Basic Loss Per Common Share          $  (0.18)  $  (0.04)
                                       _______    _______
                                       _______    _______


Basic Weighted Average Shares
   Outstanding                         10,507     10,451
                                       _______    _______
                                       _______    _______

Diluted Loss Per Common Share       $   (0.18)   $ (0.04)
                                       _______    _______
                                       _______    _______

Diluted Weighted Average Shares
  Outstanding                          10,512     10,453
                                       _______    _______
                                       _______    _______

The accompanying notes are an integral part of these financial statements.

                YANKEE ENERGY SYSTEM, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                       Nine Months Ended
                                          June 30,
                                       1998       1997
                                       ____       ____
                                        (Thousands of Dollars,
                                       except per share amounts)

Revenues:
  Utility Revenues                   $249,726   $279,490
  Nonutility Revenues                  20,389      3,194
                                      _______    _______
    Total Revenues                    270,115    282,684
                                      _______    _______

Operating Expenses:
  Cost of Gas/Goods Sold              144,781    154,048
  Operations                           45,423     42,620
  Maintenance                           3,990      4,711
  Depreciation and Amortization        14,727     13,443
  Taxes other than Income Taxes        16,630     18,700
                                      _______    _______
    Total Operating Expenses          225,551    233,522
                                      _______    _______

Operating Income                       44,564     49,162

Other Income/Expense
  Other Income, net                        65        102
  Interest Expense, net                10,547      9,599
                                      _______    _______

Income Before Income Taxes             34,082     39,665

Provision for Income Taxes             16,083     17,750
                                      _______    _______

Net Income                           $ 17,999   $ 21,915
                                      _______    _______
                                      _______    _______

Basic Earnings Per Common Share      $   1.72   $   2.10
                                      _______    _______
                                      _______    _______

Basic Weighted Average Shares
   Outstanding                         10,484     10,450
                                      _______    _______
                                      _______    _______

Diluted Earnings Per Common Share   $    1.72  $    2.10
                                      _______    _______
                                      _______    _______

Diluted Weighted Average Shares
   Outstanding                         10,491     10,452
                                      ________   ________
                                      ________   ________

The accompanying notes are an integral part of these financial statements.


                YANKEE ENERGY SYSTEM, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS

                                      June 30,  September 30,
                                        1998       1997
                                      ________  _________
                                     (Unaudited)
                                      (Thousands of Dollars)

ASSETS
Utility Plant, at original cost      $540,135   $524,221
  Less:  Accumulated provision for
         depreciation                 204,103    192,506
                                     ________   ________
                                      336,032    331,715
Construction work in progress          25,469     19,150
                                     ________   ________

   Total Net Utility Plant            361,501    350,865
                                     ________   ________

Other Property and Investments         22,415     19,311
                                     ________   ________
Current Assets:
  Cash and temporary cash
    investments                         3,126      2,239
  Accounts receivable, net             44,956     27,002
  Fuel supplies                         1,389     10,370
  Other materials and supplies          2,310      2,186
  Accrued utility revenues              3,306      4,667
  Prepaid taxes                          ---       8,031
  Deferred Gas cost, current portion    1,911      2,034
  Other                                 6,643      5,901
                                      _______    _______
   Total Current Assets                63,641     62,430
                                      _______    _______

  Deferred Gas Costs, net                ---       8,364
  Recoverable Environmental
    Cleanup Costs                      33,719     31,667
  Recoverable Income Taxes              8,105     11,038
  Recoverable Postretirement
    Benefits Costs                      1,669      1,515
  Other Deferred Debits                16,389     15,174
                                      _______    _______

   Total Assets                      $507,439   $500,364
                                      _______   ________
                                      _______   ________

The accompanying notes are an integral part of these financial statements.


                YANKEE ENERGY SYSTEM, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS

                                     June 30,   September 30,
                                       1998         1997
                                     _________  ____________
                                     (Unaudited)
                                      (Thousands of Dollars)
CAPITALIZATION AND LIABILITIES

Capitalization:
  Common shares - $5.00 par value.
  Authorized 20,000,000 shares; 10,520,579
  shares outstanding at June 30, 1998
  and 10,454,414 outstanding at
  September 30, 1997                 $ 52,603   $ 52,272
  Capital surplus, paid in             89,299     88,003
  Retained earnings                    33,794     26,431
  Employee stock ownership
    plan guarantee                       (600)    (1,000)
                                      ________   ________
  Total Common Shareholders' Equity   175,096    165,706
  Long-term debt, net of
    current portion                   134,615    135,265
                                      _______    _______
     Total Capitalization             309,711    300,971
                                      _______    _______
Current Liabilities:
  Notes payable to banks               40,700     39,000
  Long-term debt, current portion       4,017      4,017
  Accounts payable                     18,526     22,741
  Accrued interest                      3,288      2,008
  Accrued taxes                         2,323       ---
  Pipeline transition costs payable     2,778      3,538
  Other                                 5,279      6,480
                                      _______    _______
     Total Current Liabilities         76,911     77,784
                                      _______    _______

Deferred Gas Costs                      2,268       ---
Accumulated Deferred Income Taxes      65,936     68,205
Accumulated Deferred Investment
  Tax Credits                           8,420      8,703
Reserve for Environmental
  Cleanup Costs                        35,000     35,000
Postretirement Benefits Costs           3,268      2,840
Other Deferred Credits                  5,925      6,861
Commitments and Contingencies (Note 4)   ---        ---
                                       ______     ______
     Total Capitalization and
        Liabilities                  $507,439   $500,364
                                     ________   ________
                                     ________   ________

The accompanying notes are an integral part of these financial statements.


                YANKEE ENERGY SYSTEM, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                     Nine Months Ended
                                        June 30,
                                     __________________
                                     1998       1997
                                     ____       ____
                                     (Thousands of Dollars)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                         $17,999    $21,915
  Adjusted for the following:
    Depreciation and amortization     14,727     13,011
    Equity earnings from investments      (9)       (60)
    Deferred income taxes, net           381     (1,166)
    Deferred gas costs activity and
      other non-cash items             6,717     10,469
  Changes in working capital:
    Accounts receivable and accrued
      utility revenues               (16,593)    (8,859)
    Accounts payable                  (4,215)    (7,975)
    Prepaid taxes                     10,354     10,489
    Other working capital
      (excludes cash)                  7,582      7,492
                                     _______    _______
Net cash provided by
  operating activities                36,943     45,316
                                     _______    _______
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from common stock
     issuance                          1,630         87
  Issuance of long-term debt             --      30,000
  Retirement of long-term debt          (650)   (30,650)
  Increase (decrease) in short-term
      debt                             1,700    (17,300)
  Cash dividends                     (10,636)   (10,294)
                                     ________   ________
Net cash used for financing
   activities                         (7,956)   (28,157)
                                     ________   ________

INVESTMENT IN PLANT AND OTHER:
  Utility Plant                      (23,909)   (19,958)
  Other property and investments      (4,191)    (2,477)
                                      _______    ________
Net cash used for plant and other    (28,100)   (22,435)
                                     ________    _______

Net Increase (Decrease)in Cash and Temporary
   Cash Investments for the Period       887     (5,276)
Cash and Temporary Cash Investments,
   beginning of period                 2,239      7,853
                                     ________   ________
Cash and Temporary Cash Investments,
   end of period                     $ 3,126    $ 2,577
                                     ________   _______
                                     ________   _______
Supplemental Cash Flow Information:
  Cash paid during the period for:
  Interest, net of amounts
   capitalized                       $ 9,403    $ 9,793
  Income taxes                       $ 9,406    $ 9,779


The accompanying notes are an integral part of these financial statements.

YANKEE ENERGY SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



1)   GENERAL

     The accompanying unaudited consolidated financial statements should be read in conjunction with the Annual Report of Yankee Energy System, Inc. (the Company) on Form 10-K for the fiscal year ended September 30, 1997 (1997 Form 10-K), including the audited financial statements (and notes thereto) incorporated by reference therein and the Company's quarterly reports on Form 10-Q for the quarters ended December 31, 1997 and March 31, 1998. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of the Company as of June 30, 1998, and its results of operations for the three and nine months ended June 30, 1998 and 1997 and cash flows for the nine months ended June 30, 1998 and 1997. The results of operations for the three and nine months ended June 30, 1998 and 1997 are not necessarily indicative of the results expected for a full year, due mainly to the highly seasonal nature of the gas business.


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


4)   COMMITMENTS AND CONTINGENCIES

     The Company faces a number of contingencies which arise during the normal course of business and which have been discussed in Note 9 (entitled "Commitments and Contingencies") to the Consolidated Financial Statements included in the Company's 1997 Form 10-K Report. Except as disclosed below, for the nine months ended June 30, 1998, there have been no material changes in the matters discussed in Note 9, to the Company's 1997 Form 10K Report.

     Rate Review: On July 9, 1997, the DPUC issued its decision in Docket No. 96-08-05. The DPUC decision, which is not a rate order, called for a lowering of Yankee Gas' authorized Return on Equity (ROE) from 12.43 percent to 11.15 percent. The DPUC believed that lower current interest rates and recently allowed rates of return for other Connecticut utilities justified a lower ROE for Yankee Gas. On October 1, 1997, the DPUC approved a settlement whereby Yankee Gas will credit approximately $3.2 million to firm sales customers through the Purchased Gas Adjustment (PGA) during fiscal year 1998. As of June 30, 1998 the entire $3.2 million has been accrued and approximately $2.9 million had been credited to firm sales customers. The remaining $0.3 million has been included in the Company's annual deferred fuel calculation and will be credited back to firm sales customers beginning in October 1998. The settlement also allows Yankee Gas to maintain its base rates until the end of fiscal year 2000, resulting in an eight-year period in which Yankee Gas will have gone without an increase in its base rates.

     Legal Issues: In November 1995, a purported class action suit was filed against Yankee Gas and the state's two other Local Distribution Companies (LDCs) by the Connecticut Heating and Cooling Contractors' Association, Inc. et al,. The action alleges that the LDCs unfairly competed with licensed plumbers and contractors by performing customer service work using customer service employees who did not possess state trade licenses.

     On January 27, 1998, the judge in this matter struck 31 out of the plaintiffs' 32 counts contained in their complaint leaving only one count alleging violations of Connecticut's anti-trust statute. The judge also noted that although the plaintiffs' action purports to be a class action, the plaintiffs have failed to obtain certification as such. Thereafter, the plaintiffs' filed another purported class action against all three LDCs alleging unfair trade practices and additional separate actions against each LDC alleging various business torts. While the ultimate resolution of the actions cannot be predicted, management does not expect that they will have a material adverse effect on the Company's consolidated results of operations or financial position.

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

     Tax Audits: The Company is currently under audit by the State of Connecticut regarding its Gross Earnings Tax returns for the calendar years 1994, 1995, and 1996, by the City of Naugatuck, Connecticut regarding its Personal Property Tax Schedules for the years 1995, 1996, and 1997, and by the Internal Revenue Service regarding its Federal Income Tax Return for the calendar year 1995. All of these audits are in preliminary stages, and therefore the Company does not have sufficient information to determine the amount, if any, of additional liability that may result from these proceedings. However, the Company does not anticipate any of these audits to have a material effect on its financial position.


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

            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders of Yankee Energy System, Inc.:


We have reviewed the accompanying consolidated balance sheet of Yankee Energy System, Inc. (a Connecticut corporation) and subsidiaries (the Company) as of June 30, 1998, and the related consolidated statements of income for the three-month and nine-month periods then ended, and cash flows for the nine-month period then ended. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Yankee Energy System, Inc. as of September 30, 1997 (not presented herein), and, in our report dated November 7, 1997, we expressed an unqualified opinion on that statement. In our opinion, the information set forth in the accompanying consolidated balance sheet as of September 30, 1997 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

                                     Arthur Andersen LLP
Hartford, Connecticut
July 27, 1998

ITEM 2.   Management's Discussion and Analysis of Financial
Condition and  Results of Operations


RESULTS OF OPERATIONS

Consolidated net losses were $1.9 million for the three months ended June 30, 1998 compared to $0.4 million for the same period a year earlier. The corresponding basic and diluted losses per share were $0.18 and $0.04 for the three months ended June 30, 1998 and 1997, respectively.

Earnings for the third quarter of fiscal year 1998 decreased primarily due to weather that was 29 percent warmer than the same period last year and 14 percent warmer than normal. The Company estimates that warmer than normal weather reduced earnings by $0.9 million or $0.09 per share in the current quarter as compared with the prior year's quarter which experienced colder than normal weather which impacted earnings by $1.5 million or $0.15 per share. In addition, earnings decreased by approximately $0.4 million or $0.04 per share for the three months ended June 30, 1998, due to customer bill credits which were the result of a rate review settlement reached with the DPUC in October 1997. Yankee Energy Services Company (YESCo), the Company's major non-regulated subsidiary, was positively affected by the continued demand for HVAC and control services. These positive effects were offset by delays in gaining regulatory approvals for power projects.

For the nine months ended June 30, 1998 both the diluted and basic earnings per share were $1.72 compared to $2.10 for the nine months ended June 30, 1997. The decrease in earnings is due to customer bill credits of approximately $1.9 million or $0.18 per share for the nine months ended June 30, 1998 and weather that was 7 percent warmer than the same period last year and 10 percent warmer than normal. Management estimates that warmer than normal weather reduced earnings by $4.5 million or $0.43 per share for the nine months ended June 30, 1998, and by $0.9 million or $0.9 per share for the nine months ended June 30, 1997.


COMPARISON OF THE THIRD QUARTER OF FISCAL 1998 WITH THE THIRD
QUARTER OF FISCAL 1997


OPERATING REVENUES

Utility revenues decreased $12.0 million, or 21 percent, in the third quarter of fiscal 1998 compared with the same period in the prior fiscal year. This decrease was partially offset by a $6.9 million increase in operating revenues from nonutility operations. The components of the change in operating revenues are as follows:


                                  Three Months Ended
                                       June 30,        Increase/
                                 1998        1997      (Decrease)
(In Thousands)

Firm sales                    $ 36,208       $ 48,827  $(12,619)
Firm transportation              4,730          2,106     2,624
Interruptible/off-system sales   3,820          5,701    (1,881)
Interruptible transportation     1,143            989       154
Other utility revenues             382            666      (284)
                               _______        _______    _______

Total utility revenues          46,283         58,289   (12,006)
Nonutility revenues              8,044          1,146     6,898
                               _______        _______    _______

Total operating revenues      $ 54,327       $ 59,435  $( 5,108)
                               _______        _______    _______
                               _______        _______    _______


The corresponding changes in Yankee Gas' throughput were as follows:

                        Three Months Ended
                            June 30,         Increase/
(Mcf - thousands)        1998      1997      (Decrease)

Firm sales                3,908     5,567    (1,659)
Firm transportation       2,286     1,080     1,206
Interruptible/
   off-system sales       1,078     1,459      (381)
Interruptible
   transportation         1,578     1,907      (329)
                         _______   ______      _____
Total throughput          8,850    10,013    (1,163)
                         _______   ______      _____
                         _______   ______      _____



The change in utility revenues was due primarily to weather that was 29 percent warmer than the prior year and customer bill credits of $0.7 million which are reflected in the third quarter of fiscal 1998. In addition, an increasing number of commercial and industrial customers continue to shift from sales gas to transportation service resulting in a decrease in operating revenue. Interruptible revenues have decreased primarily as a result of lower oil prices in the current third quarter compared to the same period in the prior year. The increase in nonutility revenues in the third quarter of fiscal 1998 compared to the same period in fiscal 1997 is primarily due to additional activity resulting from acquisitions.

OPERATING EXPENSES

Total operating expenses decreased $3.0 million in the third quarter of fiscal 1998 compared with the same period in the prior year as a result of the following items:

     - Cost of gas decreased $9.1 million, or 30 percent, for the three months ended June 30, 1998 compared to the three months ended June 30, 1997 due primarily to a 21 percent reduction in utility revenues.

     - Cost of goods sold increased $5.8 million in the third quarter of fiscal 1998 compared to the third quarter of fiscal 1997 due to increased nonutility activity resulting primarily from acquisitions.

     - Operations and maintenance expenses increased $0.6 million, primarily due to increases in payroll, data center operations and expenses related to non-regulated subsidiary activity, partially offset by a decrease in pension expense from the utility subsidiary.

     - Depreciation and amortization expense increased $0.3 million, primarily due to additions in plant, property and investments.

     - Taxes other than income taxes decreased $0.6 million, primarily due to lower Connecticut gross earnings taxes in fiscal 1998 as a result of the reduction in revenues.

INTEREST EXPENSE

Interest expense increased $0.6 million primarily due to higher short-term debt outstanding. This increase was partially offset by a decrease in long-term debt interest expense, primarily due to refinancing of long-term debt at more favorable rates.



INCOME TAXES

Federal and state income taxes decreased $1.4 million primarily due to lower pre-tax income for the three months ended June 30, 1998 compared to the three months ended June 30, 1997.


COMPARISON OF THE FIRST NINE MONTHS OF FISCAL 1998 WITH THE FIRST
NINE MONTHS OF FISCAL 1997


OPERATING REVENUES

Utility revenues decreased $29.8 million, or 11 percent, in the first nine months of fiscal 1998 compared with the same period in the prior fiscal year. This decrease was offset by a $17.2 million increase in operating revenues from nonutility operations. The components of the change in operating revenues are as follows:


                                 Nine Months Ended
                                       June 30,         Increase/
                                 1998        1997      (Decrease)
(In Thousands)

Firm sales                    $211,565       $245,399  $(33,834)
Firm transportation             14,668          5,163     9,505
Interruptible/off-system sales  17,278         24,296    (7,018)
Interruptible transportation     2,631          1,984       647
Other utility revenues           3,584          2,648       936
                               _______        _______    _______

Total utility revenues         249,726        279,490   (29,764)
Nonutility revenues             20,389          3,194    17,195
                               _______        _______    _______

Total operating revenues      $270,115       $282,684  $(12,569)
                               _______        _______    _______
                               _______        _______    _______


The corresponding changes in Yankee Gas' throughput were as follows:



                       Nine Months Ended
                           June 30,           Increase/
(Mcf - thousands)        1998      1997      (Decrease)

Firm sales               23,321    27,638    (4,317)
Firm transportation       7,384     2,948     4,436
Interruptible/
   off-system sales       4,072     5,307    (1,235)
Interruptible
   transportation         4,794     4,584       210
                         ______    ______      ______
Total throughput         39,571    40,477      (906)
                         ______    ______      ______
                         ______    ______      ______



The change in utility operating revenues primarily reflects weather that was 7 percent warmer in fiscal 1998 and customer bill credits of $3.2 million. In addition, an increasing number of commercial and industrial customers continued to shift from sales gas to transportation service resulting in a decrease in operating revenue. Interruptible revenues have decreased primarily as a result of lower oil prices in the nine months ended June 30, 1998 compared to the same period in the prior year. Offsetting these changes was an increase in nonutility revenues resulting from acquisitions.

OPERATING EXPENSES

Total operating expenses decreased $8.0 million in the first nine months of fiscal 1998 compared with the same period in the prior year as a result of the following items:

     - Cost of gas decreased $23.0 million, or 15 percent, for the nine months ended June 30, 1998 compared to the nine months ended June 30, 1997 due primarily to a 11 percent decrease in utility revenues.

     - Cost of goods sold increased $13.8 million in the first nine months of fiscal 1998 compared to the first nine months of fiscal 1997 due to increased nonutility activity.

     - Operations and maintenance expenses increased $2.1 million, primarily due to increases in data center operation expense and expenses related to nonutility activity, offset by decreases in uncollectible, maintenance and pension expenses, related to the utility subsidiary.

     - Depreciation and amortization expense increased $1.3 million, primarily due to additions in plant, property and investments.

     - Taxes other than income taxes decreased $2.1 million, primarily due to lower Connecticut gross earnings taxes in fiscal 1998 as a result of the reduction in revenues.

INTEREST EXPENSE

Interest expense increased $0.9 million mainly due to higher short-term debt outstanding. This was partially offset by a decrease in interest expense associated with lower long-term debt outstanding and lower interest rates.

INCOME TAXES

Federal and state income taxes decreased $1.7 million primarily due to lower pre-tax income for the nine months ended June 30, 1998 compared to the nine months ended June 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

Cash and temporary cash investments at June 30, 1998 totaled $3.1 million. Principal sources of cash for the nine months ended June 30, 1998 were from operations, common stock issued through the dividend reinvestment plan, and short-term debt. These funds were used primarily for changes in working capital, dividend payments, and investment in plant, property and investments. Expenditures for investment in plant, property and investments totaled $28.1 million for the first nine months of fiscal 1998, reflecting a $5.7 million increase over the first nine months of fiscal 1997.

The seasonal nature of gas revenues, inventory purchases and construction expenditures create a need for short-term borrowing to supplement internally generated funds. As of June 30, 1998, Yankee Gas had a revolving line of credit of $60 million with a group of five banks. Under the agreement, funds may be borrowed on a short-term revolving basis using either fixed or variable rate loans. Yankee Gas also had uncommitted credit lines of $27 million as of June 30, 1998. At June 30, 1998, Yankee Gas had $26.7 million outstanding under its agreements. Yankee Energy had $14.0 million outstanding at June 30, 1998 under its $25 million committed line of credit which is used to fund acquisitions and other capital requirements of the unregulated businesses. Management is currently contemplating new long-term debt financing in fiscal 1999 for the purposes of replacing a portion of the existing short-term debt outstanding and to refinance Series A, Tranche D which becomes redeemable by the Company in August 1999.

The long-term credit needs of Yankee Gas are being met by a first mortgage bond indenture which provides for the issuance of bonds from time to time, subject to certain issuance tests. At June 30, 1998, indenture requirements, including the required coverage ratio, would allow for the issuance of an additional $210 million of bonds at an assumed interest rate of 6.6 percent.

Yankee Gas has entered into fixed revenue-rate contracts with two customers for the delivery of natural gas. Yankee Gas has hedged these commitments with the purchase of natural gas swaps. In order to satisfy certain provisions of the arrangement, Yankee Gas has provided a letter of credit for $1.5 million, as of June 30, 1998. The Company's results of operations are unaffected by the hedge transaction given that it passes through the cost of the hedge to either the commodity trading firm or its customer depending on the difference in the fixed and floating prices for gas.

Yankee Gas expects to incur expenditures for coal tar remediation efforts, which is more fully discussed in Note 9 to the Consolidated Financial Statements, included in the Company's 1997 Form 10-K Report. Yankee Gas expects to finance such expenditures through a combination of internally generated funds, short-term debt, and through insurance settlements, which have totaled $9.6 million as of June 30, 1998.

The Company is currently implementing new systems and enhancing existing systems to address year 2000 issues. As part of that process, a detailed inventory of all hardware and software currently utilized by the Company has been prepared and a timetable has been established to commence testing of all applications. Management believes that all system changes will be installed and tested prior to the manifestation of year 2000 issues. However, if such changes are not completed timely, the year 2000 issue may have a material impact on the operations of the Company. Currently, all such charges associated with system enhancements have and will continue to be expensed and the costs of new systems will be capitalized as appropriate and are not expected to be material.

One of Yankee Gas' largest customers, the Foxwoods Hotel and Casino (Foxwoods), operated by the Mashantucket Pequot Indian Tribe, generates approximately $650,000 in annual margin. The City of Norwich, Connecticut has begun construction of a pipeline extending from their distribution system to Foxwoods. This will provide an alternative source of supply to the Mashantucket Pequots. Yankee Gas believes that it will have the opportunity to compete to retain gas throughput to Foxwoods.

RM Services (RMS), a wholly-owned subsidiary of the Company, recently formed an alliance with Dun & Bradstreet Receivable Management Services (D&B). The alliance allows RMS to extend its collection activities in the transitioning energy, telecommunication and other industries by supporting the extensive network of D&B in its pursuit of additional consumer business. RMS has extensive experience and specialized skills in residential utility collection practices and computer-aided calling technology.

RECENT DEVELOPMENTS

On May 6, 1998, the Company filed an application with the DPUC to discontinue on demand, non-contract service work. Hearings have been held on this matter and the Company is presently awaiting a decision by the DPUC. Regardless of the outcome, this change is not expected to have a material impact on the Company's financial condition.

The Company's wholly-owned, nonregulated subsidiary, Yankee Financial Services Company, has recently sold its receivable portfolio to an independent party and recognized a small gain as a result of the sale. The transaction was recorded as a sale for financial reporting purposes.


ITEM 3.  Quantitative and Qualitative Disclosures About Market
Risk

Not applicable.

PART      II   OTHER INFORMATION

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          a.   Exhibits

          Exhibit 10.1 - Credit Agreement dated as of June 11,
1998 by and among Yankee Energy System, Inc., the Lenders identified therein, and the Bank of New York as administrative agent for each of the Lenders.

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


                                   YANKEE ENERGY SYSTEM, INC.
                                   ___________________________
                                        (Registrant)






Date: August 12, 1998             /s/ James M. Sepanski
                                  ____________________________
                                   James M. Sepanski
                                   Vice President,
                                   Chief Financial Officer
                                   and Treasurer







Date: August 12, 1998              /s/ Nicholas A. Rinaldi
                                  _____________________________
                                   Nicholas A. Rinaldi
                                   Controller