Form 10-K
period 1998-09-30
YANKEE ENERGY SYSTEM INC
filed 1998-12-17
CIK 849210

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 1998

                                      OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to _________


                        Commission File Number 0-10721


                          YANKEE ENERGY SYSTEM, INC.
           --------------------------------------------------------

            (Exact name of registrant as specified in its charter)





                                           599 Research Parkway
   Connecticut          06-1236430              Meriden, CT          06450-1030
----------------       ------------       ----------------------    ------------

(State or other      (I.R.S. Employer     (Address of principal      (Zip Code)
jurisdiction of      Identification No.)   executive offices)
incorporation or
organization)


                                (203) 639-4000
                        ------------------------------
             (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

  Title of each class                  Name of each exchange on which registered
 ---------------------                 -----------------------------------------

Common Stock, Par Value $5 Per Share
and Common Share Purchase Rights               New York Stock Exchange
------------------------------------   -----------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                                     None
                              -------------------
                               (Title of class)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No __
                                              -

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.  [   ]

The aggregate market value of the voting stock held by non-affiliates of the registrant at December 7, 1998 was $303,472,555.04 based on the closing price of $28.81 per share. On December 7, 1998, the Company had 10,583,887 shares of common stock outstanding.

Documents Incorporated by Reference                 Part of Form 10-K
-----------------------------------                 ------------------

Annual Report to Shareholders for the
Fiscal Year Ended September 30, 1998                     Part II

Proxy Statement For Annual Shareholders'
Meeting to be held on January 29, 1999                   Part III

                          YANKEE ENERGY SYSTEM, INC.
                                   FORM 10-K
                 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1998
                               TABLE OF CONTENTS

                                                                                                       PAGE
                                                                                                       ----
                                    PART I

Item 1.    Business...................................................................................
                  The Company ........................................................................
                  Gas Markets and Customers...........................................................
                  Gas Supply .........................................................................
                  Regulation and Rates ...............................................................
                  Energy Services ....................................................................
                  Competition ........................................................................
                  Environmental Matters ..............................................................
                  Franchises .........................................................................
                  Employees ..........................................................................
                  Forward-Looking Statements .........................................................
Item 2.    Properties ................................................................................
Item 3.    Legal Proceedings .........................................................................
Item 4.    Submission of Matters to a Vote of Security Holders .......................................
           Executive Officers of the Company .........................................................

                                    PART II

Item 5.    Market for Company's Common Equity and Related Stockholders Matters........................
Item 6.    Selected Financial Data ...................................................................
Item 7.    Management's Discussion and Analysis of Financial Conditions and Results Of Operations.....
Item 7a.   Quantitative and Qualitative Disclosures About Market Risk ................................
Item 8.    Financial Statements and Supplementary Data................................................
Item 9.    Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.......

                                   PART III

Item 10.   Directors and Executive Officers of the Company............................................
Item 11.   Executive Compensation.....................................................................
Item 12.   Security Ownership of Certain Beneficial Owners and Management.............................
Item 13.   Certain Relationships and Related Transactions ............................................

                                    PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K............................
           Signatures.................................................................................

                                    PART 1


ITEM 1.  BUSINESS

THE COMPANY

   Yankee Energy System, Inc. ("Yankee Energy" or the "Company"), is a public utility holding company incorporated in Connecticut in 1989. The Company is primarily engaged in the retail distribution of natural gas through its wholly-owned subsidiary, Yankee Gas Services Company ("Yankee Gas"), a Connecticut public service company. Yankee Gas serves approximately 183,000 residential, commercial and industrial customers in 68 cities and towns in Connecticut. The Company is exempt from registration under the Public Utility Holding Company Act of 1935.

   The Company has four additional wholly-owned operating subsidiaries which support the Company's core natural gas distribution business or allow the Company to position itself in the market place as a provider of a full range of energy-related mechanical services to commercial, industrial and institutional customers.

   Yankee Energy Services Company ("YESCo") provides comprehensive building automation services, including engineering, installing, and maintaining building control systems through its YESCo Controls Division and comprehensive heating ventilation and air-conditioning ("HVAC"), boiler and refrigeration equipment services and installation through its YESCo Mechanical Services Division.
During fiscal 1998, YESCo's Power Division also provided expertise related to the production of thermal and/or electric power. R.M. Services, Inc., directly and under contract with Dun and Bradstreet Receivables Management Services, provides residential collection services for companies throughout the United States, and Yankee Energy Financial Services Company ("Yankee Financial") provides a full range of equipment and home improvement financing services through various programs, such as the Hometown Energy Loan Program. Finally, NorConn Properties, Inc. ("NorConn"), owns selected system real estate and leases it to Yankee Gas.

   After completing a recent review of the various operating functions of YESCo, management of the Company has decided to focus the efforts of YESCo on its Controls and HVAC lines of business and to significantly reduce its cost structure. As a result, the Company intends to dispose of the assets of the YESCo Power Division in fiscal 1999. In addition, the Company has restructured its HVAC business, including the consolidation of four locations into one operating center, the elimination of redundant administrative and operating positions and better focusing its business both geographically by ceasing all non-Connecticut activities and operationally by discontinuing its HVAC equipment sales operation.

GAS MARKETS AND CUSTOMERS

   General. Yankee Gas operates the largest natural gas distribution system in Connecticut as measured by number of customers and size of service territory. Total throughput (sales and transportation) for fiscal 1998 was 47.1 billion cubic feet ("Bcf"). In fiscal 1998, total gas operating revenues were comprised of the following: 47% residential; 26% commercial; 18% industrial; and the remaining 9% other. Yankee Gas provides firm gas sales service to customers who require a continuous gas supply throughout the year, such as residential customers who rely on gas for their heating, hot water, and cooking needs. Yankee Gas also provides interruptible gas sales service to certain commercial and industrial customers that have the capability to switch from natural gas to an alternative fuel on short notice. Yankee Gas can interrupt service to these customers during peak demand periods. Yankee Gas offers firm and interruptible transportation services to customers who purchase gas from sources other than Yankee Gas. In addition, Yankee Gas performs gas exchanges and capacity releases to marketers to reduce its overall gas expense.

Firm Sales. In fiscal 1998, total firm gas sales of 26 Bcf accounted for approximately 84% of total throughput and approximately 84% of the Company's total operating revenues. Firm gas sales, particularly sales for residential space heating, are highly seasonal. In fiscal 1998, about 65% of total firm sales occurred in the five months from November through March. The following tables set forth certain information with respect to firm sales in fiscal 1998.

                            FISCAL 1998 FIRM SALES

                                                                Volumes as
                     Average Number   Volumes                  a Percent of
                      of Customers    in Bcf       Revenues     Firm Sales
                     --------------   -------      --------    ------------
     Residential         160,917       11.9      $134,359,345       46
     Commercial           17,762        6.9        66,726,188       26
     Industrial            1,728        7.3        36,051,517       28
                         -------       ----      ------------      ---
                         180,407       26.1      $237,137,050      100%

   Interruptible Sales. In fiscal 1998, total interruptible gas sales of 4.9 Bcf accounted for approximately 16% of total throughput and approximately 7% of the Company's total operating revenues. The price charged for interruptible sales service is a market price based on the cost of the customer's alternative fuel, which is usually oil. Interruptible sales depend upon the availability of gas supplies and, generally, have provided lower margins than firm sales.
Yankee Gas has authorization from the Connecticut Department of Public Utility Control (the "DPUC") to engage in flexible pricing to meet market prices for alternative fuels available to interruptible customers. The following table sets forth certain information with respect to interruptible sales in fiscal 1998.

                        FISCAL 1998 INTERRUPTIBLE SALES

                                  Average Number  Volumes
                                   of Customers   in Bcf    Revenues
                                  --------------  -------   --------
     Commercial and Industrial        241           4.9     $20,066,670

   Transportation Services. Yankee Gas offers firm and interruptible transportation service to its industrial and commercial customers. In fiscal 1998, total transportation sales accounted for approximately 8% of the Company's total operating revenues. These transportation services permit customers who desire to purchase gas from sources other than Yankee Gas to do so, provided they have made all the necessary arrangements with the transmission pipelines to deliver their gas to the Yankee Gas distribution system. Industrial and commercial customers can purchase gas directly from producers and suppliers and contract for transportation services rather than purchase gas solely from the local distribution system. Generally, interruptible transportation service is highly sensitive to alternative fuel prices as well as to the availability of
interstate pipeline capacity into the region.   Under existing tariff
structures, the financial condition of the Company is unaffected by customers electing to use transportation service in lieu of making gas purchases from Yankee Gas.

   Market Expansion Strategy.   The Company is near completion of a customer and
market segmentation study that the Company believes will provide an in-depth analysis of customer use of the Company's products and services and will be used to identify additional sales opportunities. As this study is completed, marketing information about current customers and new opportunities will direct the Company's efforts to expand its distribution service. These efforts are expected to focus on increasing the number of residential households using natural gas, increasing the uses of natural gas by existing Yankee Gas customers, and increasing the overall number of both large and small customers through expansion of Yankee Gas' distribution system within its service territory. In the residential market, Yankee Gas focuses marketing efforts on households along Yankee Gas' existing mains because they present opportunities to increase gas sales with little or no capital investment. In the commercial and industrial markets, the Company seeks to expand gas sales by increasing sales to existing customers for both traditional and innovative uses, such as infrared heating, cooling and electric generation. The Company also emphasizes attracting new commercial and industrial customers within its service territory.

   The emergence of natural gas vehicles creates a potential new market for the natural gas industry. The establishment of natural gas vehicle fueling stations, however, is essential to the development of this market. Yankee Gas, in cooperation with various oil companies and gasoline retailers, has opened retail public natural gas vehicle refueling stations in Windsor Locks, Norwalk, and Meriden, Connecticut. Yankee Gas operates two refueling stations for its own fleet of approximately 110 natural gas vehicles.

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

   Interstate pipelines delivered over 99.9 percent of Yankee Gas' 1998 fiscal year requirements to its distribution system. Interstate pipeline capacity enabled Yankee Gas to meet its firm customers' requirements with pipeline supplies for more than 99.9 percent of the year.

   The following table sets forth sources of fiscal 1998 gas supply (including purchases for storage injections):

                                           Percent of
     Source                               Total Supply
     ------                               ------------
     Alberta Northeast Gas, Limited          54.76
     Other Canadian Supplies                 21.72
     Domestic Supply                         23.51
     Other (Peaking)                          0.01
                                            ------
                         Total              100.00%

     Yankee Gas is entitled to purchase 68,460 thousand cubic feet ("Mcf") per day of gas, or about 25 Bcf annually, from Canadian gas suppliers. The sales contracts between Yankee Gas and its Canadian suppliers expire in 2003 and 2006. Most of the gas purchased from the Canadian suppliers is delivered in the United States by the Iroquois Gas Transmission System, L.P. ("Iroquois"). The transportation contract between Yankee Gas and Iroquois expires in 2011.

     During fiscal 1998, Yankee Gas' largest Canadian supplier was Alberta Northeast Gas, Limited ("ANE"). ANE is an entity formed by several utilities in the Northeast to aggregate the purchase of gas from Western Canada and to facilitate its sale to local gas distribution company ("LDC") owners at the United States-Canadian border. Yankee Gas held a 15.9 percent equity interest in ANE until July 1, 1998 at which time Yankee Gas reduced its equity interest to
5.3 percent.

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


TRANSPORTATION SERVICE CONTRACTS:

                                    Annual Transport
               Pipeline                 Quantity               Expiration
               --------                 --------               ----------
               Tennessee                27.7 Bcf                 2000-2017
               Algonquin                39.6 Bcf                 1999-2014
               Texas Eastern            38.2 Bcf                 2000-2014
               CNG Transmission          2.7 Bcf                 2003-2012
               Transco                  0.63 Bcf                 2008
               National Fuel            2.63 Bcf                 1999-2003

STORAGE SERVICE CONTRACTS:

                                    Annual Storage
               Pipeline                Quantity                Expiration
               --------                --------                ----------
               Tennessee                1.9 Bcf                  2000
               Texas Eastern            1.7 Bcf                  2012-2013
               CNG Transmission         1.4 Bcf                  2003-2012
               National Fuel            0.8 Bcf                  1999


     Although several contracts are scheduled to terminate during 1999 and 2000, they may be continued on a year to year basis by mutual consent of the parties. Yankee Gas has terminated its National Fuel storage and 2 Bcf of its National Fuel transportation effective March 31, 1999. Yankee Gas has also terminated 1.8 Bcf of Algonquin transportation effective October 31, 1999. Yankee Gas has entered comprehensive gas supply agreements with Engage Energy US, L.P. ("Engage") and TransCanada Gas Services Inc. ("TransCanada") which optimize portions of its supply portfolio. Specifically, the Engage agreement optimizes gas supply delivered to Yankee Gas by Algonquin and expires in 2000 while the TransCanada agreement optimizes gas supply delivered by Tennessee and expires in 2001. Under these agreements, the supplier delivers Yankee Gas' full fuel requirements on the respective pipeline while optimizing the value of the supply and associated transportation and storage during off-peak conditions. The agreements also provide Yankee Gas with enhanced supply flexibility.

Yankee Gas does not have sufficient capacity entitlements on the interstate pipelines to serve its firm customers with pipeline-delivered gas at all times. During the winter, therefore, whenever daily firm demand exceeds the amount of gas delivered by the pipelines, service to interruptible customers is curtailed. Yankee Gas supplements pipeline gas with a propane-air mixture produced at facilities within Yankee Gas' service territory and with contracted peaking gas supplies. In fiscal 1998, these gas supplies comprised less than 1 percent of Yankee Gas' total supply.


REGULATION AND RATES

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

    Yankee Gas sells gas to its retail customers under rate schedules filed with and approved by the DPUC. Firm sales rates are subject to monthly adjustments pursuant to a Purchased Gas Adjustment ("PGA") clause approved by the DPUC. The PGA passes through to customers most changes in the cost of gas purchased by Yankee Gas. These adjustments are designed to collect or refund differences between actual purchased gas costs and the costs included in Yankee Gas' base rates. In 1997, the DPUC conducted a review of the Connecticut LDCs' PGA mechanism to determine if any changes were warranted. The most significant change approved by the DPUC was the authorization for LDCs to pass on to customers the costs of the Connecticut Gross Earnings Tax related to PGA revenues.

    Yankee Gas' rate order, effective for service rendered on and after October 1, 1992, allowed a return on equity (ROE) of 12.43 percent and provided for favorable accounting treatment for environmental cleanup costs, post-retirement benefits and certain other major items.

    On August 25, 1996, Yankee Gas filed an application with the DPUC for a Financial and Operation Review (Review) of Yankee Gas. This Review was required under Connecticut law because Yankee Gas had not undergone a rate proceeding within the four years preceding the 1996 application. The DPUC issued a decision on July 9, 1997, which called for a reduction of Yankee Gas' ROE from 12.43 percent to 11.15 percent. The DPUC believed that lower interest rates and allowed rates of return for other Connecticut utilities justified a lower ROE for Yankee Gas. On October 1, 1997, the DPUC approved an amendment to the settlement agreement between Yankee Gas and the Connecticut Office of Consumer Counsel that, among other things, required Yankee Gas to credit $3.2 million to firm sales customers through the PGA during fiscal 1998. As of September 30, 1998, the entire $3.2 million had been accrued and approximately $2.9 million had been credited to firm sales customers. The remaining $0.3 million has been included in the Company's annual deferred fuel calculation and credited to firm sales customers beginning in October 1998.

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

      In July 1994, the DPUC issued an order permitting the recovery of transition costs billed by pipelines under Order No. 636 through various mechanisms authorized by the DPUC. Through September 30, 1998, Yankee Gas has paid approximately $20.5 million of transition costs and an additional $2.5 million are anticipated. To date, Yankee Gas has collected $46.3 million through a combination of credits received from pipeline refunds, capacity release agreements, deferred gas costs credits, off system sales margins and excess interruptible margins. The DPUC approved the settlement agreement in January 1996 and an amendment thereto in October 1997 between Yankee Gas and the Connecticut Office of Consumer Counsel that permits Yankee Gas to retain over-collected transition cost credits to offset certain deferred regulatory assets. As of September 30, 1998, excess collections of approximately $25.8 million were applied against the deferred regulatory assets specified in the agreement.

      In January 1996, the DPUC, in response to Order No. 636, authorized the Connecticut LDCs to offer unbundled firm transportation rates to its commercial and industrial customers. The DPUC's decision permits Yankee Gas to offer a variety of service options to its commercial and industrial firm transportation customers. Yankee Gas implemented new firm transportation rates and services in April 1996. In October, 1998, the DPUC issued a decision making a number of modifications to the commercial and industrial firm transportation program. These modifications, which will become effective on January 1, 1999, are designed to simplify and improve the program based on the initial firm transportation experience. As of September 30, 1998, Yankee Gas had approximately 3,100 customers under firm transportation service. The conversion by existing customers to transportation service will result in decreased revenues for Yankee Gas, as that portion of revenues representing gas costs will be borne directly by these customers who will purchase their own gas directly. Yankee Gas, however, does not expect customer conversions to transportation services to affect its net income because the cost of gas has traditionally been a pass through item with no income impact. The DPUC's decision did not address Yankee Gas' revenue requirement.

      Order No. 636 also authorizes LDCs to make off system sales or to release firm pipeline capacity and Yankee Gas has engaged in these activities to maximize revenues and for effective gas supply planning.

ENERGY SERVICES

      On May 6, 1998, Yankee Gas filed an application with the DPUC to discontinue on-demand, non-contract service work. Following the issuance of a draft decision requiring Yankee Gas to continue to provide this type of service work, Yankee Gas withdrew its application. Yankee Gas intends to petition the DPUC for an increase in the applicable service rates. This decision will not have a material impact on the Company's financial condition or results of operations.

      The Company has refocused its mission to diversify into energy-related businesses. This has resulted in a restructuring of YESCo, which included consolidation of facilities and elimination of certain positions of the HVAC division and a decision to close down the Power Division and sell its Power Projects. The elimination of redundant administrative and operating positions better focuses the business both geographically by ceasing all non-Connecticut activities and operationally by discontinuing HVAC equipment sales operation.

         YESCo provides comprehensive building automation services, including engineering, installing, and maintaining building control systems through its YESCo Controls Division and comprehensive HVAC, boiler and refrigeration equipment services and installation through its YESCo Mechanical Services Division. During fiscal 1998, YESCo's Power Division also provided expertise related to the production of thermal and/or electric power.


COMPETITION

      Yankee Gas' principal competitors are unregulated fuel-oil retailers and regulated electric utilities. Natural gas competes with oil and electricity in many commercial and industrial applications and in residential space and water heating, clothes drying and cooking. Demand for natural gas is affected by the marketing and pricing of competing sources of energy.

      Yankee Gas may also face competition from other LDCs. In the past, LDCs did not directly compete with other LDCs for retail customers because the territories they serve are fixed by franchise. However, since 1993, LDCs began marketing efforts within the service territory of other LDCs under blanket certificates granted by the FERC. These certificates allow gas to be sold, but not necessarily delivered, in the service territory of another LDC. Within Yankee Gas' service territory, Yankee makes available its transportation services to move other parties' gas through its distribution system. The Company believes that deregulation of the sale of natural gas has created an opportunity for its commercial and industrial customers to achieve savings on the purchase price of natural gas by helping its customers lower the purchase price of natural gas. The Company believes it will achieve more throughput through its distribution system. This volume increase is expected to result in higher transportation margin. The Company further believes that increasing competition in gas marketing will result in growth in the Company's gas distribution business. There can be no assurance, however, that such deregulation and increased competition in gas marketing will have a beneficial effect on the Company's results of operations.

      Federal regulation also permits customers within Yankee Gas' distribution system to connect directly with transmission pipelines and bypass Yankee Gas' distribution system. A Connecticut statute currently prohibits an interstate pipeline from bypassing a LDC without the DPUC's prior approval. The Company believes that Yankee Gas is successfully addressing the threat of bypass by its industrial customers by understanding what services they need and executing market-competitive gas service agreements. There is, however, a potential risk of loss of revenues from bypass of Yankee Gas' distribution system.

      One of Yankee Gas' largest customers during fiscal 1998 was the Foxwoods Hotel and Casino (Foxwoods), operated by the Mashantucket Pequot Indian Tribe, (the "Pequots"). The City of Norwich, Connecticut has completed construction of a pipeline extending from its distribution system to Foxwoods and began service to Foxwoods on December 1, 1998. Norwich, pursuant to its agreement with the Pequots, will become the sole provider of gas transportation service to the Pequots. The Company is currently negotiating with the Pequots to recover its investment in facilities previously constructed to serve them.


ENVIRONMENTAL MATTERS

      The Company is subject to federal and state environmental regulation of its operations and properties and has an ongoing monitoring program to review compliance with existing environmental standards. Such regulation may result in future environmental liabilities that may include significant expenses to remove, contain or remediate contamination, including coal tar deposits, caused by operations of former gas manufacturing plants by Yankee Gas' predecessor companies prior to the introduction of pipeline gas into the region during the 1950s. Those predecessor companies disposed of the coal tar in accordance with the standard operating practices of the time.

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

      Recovery of remediation costs has been specifically allowed by Yankee Gas' 1992 rate case decision. Currently, $325,000 is allowed annually in rates and an additional $2.5 million annually may be deferred. If costs are expected to exceed $2.5 million on an annual basis, Yankee Gas is required to petition the DPUC for review and additional authorization. The DPUC has stated that "to the extent that coal tar remediation expenses are prudently incurred, they should be allowed as proper operating expenses."

      The Company expects to finance environmental remediation expenditures through a combination of internally generated funds, short-term debt and through funds received from certain of its insurance carriers in settlement of certain claims for actual or potential contamination at certain sites that may give rise to environmental liabilities, which funds have totaled $9.6 million as of September 30, 1998.

      Management does not believe that the Company's environmental expenditures will have a material adverse effect on its operations, liquidity or financial position, based on known facts and existing laws and regulations and the anticipated period over which expenditures will be made.

FRANCHISES

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


EMPLOYEES

      Yankee Energy has no employees. Its subsidiaries employ approximately 830 people.


FORWARD-LOOKING STATEMENTS

      This report contains statements which, to the extent they are not recitations of historical fact, constitute "forward-looking statements" within the meaning of the Securities Litigation Reform Act of 1995. Such forward-looking statements, including statements regarding the Company's expectations for demand and sales of natural gas and related services, involve risks and uncertainties. Actual results may differ materially from such forward-looking statements for reasons including, but not limited to, changes to and developments in the legislative and regulatory environments affecting the Company's business, the impact of competitive products and services, changes in the natural gas industry caused by deregulation, weather and other factors, certain environmental matters, internal and/or third party delays or failures in achieving Year 2000 compliance and other risks described in this report and the Company's other filings with the Securities and Exchange Commission.


ITEM 2.  PROPERTIES

      Yankee Gas' property consists primarily of its gas distribution facilities including, distribution lines (mains and services), meters, pumps, valves and pressure and flow controllers. Yankee Gas owns various propane facilities with a combined storage capacity equivalent to approximately 245,000 Mcf. In the opinion of management, Yankee Gas' distribution system is in good condition. Virtually all of the gas properties are subject to the lien of the Yankee Gas first mortgage bond indenture. Yankee Gas also owns service buildings in Meriden, Waterbury, Torrington, Mystic, Shelton, Bethel and Danielson, Connecticut.

      NorConn owns the Company's headquarters building in Meriden, Connecticut and currently leases it to Yankee Gas. This is the site of the Company's corporate administrative and staff functions including the Customer Service Center. NorConn also owns and leases to Yankee Gas a service building in East Windsor.

ITEM 3.  LEGAL PROCEEDINGS

      Municipal Tax Assessment. In fiscal 1996, Yankee Gas received revised property tax bills from the City of Meriden, Connecticut (the "City"). The City is asserting a claim for the payment of approximately $5.0 million of back taxes and interest resulting from a retroactive reassessment and revaluation of Yankee Gas' personal property filings. The City did not locate or identify any property which Yankee Gas omitted from its filings. The tax bills reflect a reassessment of property at higher rates than those previously assessed by the City. Yankee Gas is currently in the process of litigating this retroactive reassessment and the Court recently recommended that the parties attempt mediation/arbitration of the issue. The parties have begun the process and are currently selecting a mediator acceptable to both. Although it is anticipated that the outcome of the City's claim will not have a material impact on the Company, based on the information available at this time, management cannot predict what the ultimate impact might be.

      Licensing Issue. In November 1995, The Connecticut Heating and Cooling Contractors Association, Inc. and others filed a purported class action suit against Yankee Gas and Connecticut's two other LDCs, Connecticut Natural Gas Corporation and The Southern Connecticut Gas Company in Connecticut Superior Court. The action alleges that the LDCs unfairly competed with licensed plumbers and contractors by performing customer service work using employees who did not possess Connecticut state trade licenses. In January 1998, the court struck 31 of the plaintiffs' 32 counts contained in their complaint, leaving one count alleging violations of Connecticut's antitrust statute. The court also ruled that although the plaintiffs' action purported to be a class action, the plaintiffs failed to obtain certification as such. Thereafter, the plaintiffs filed another purported class action against all three LDCs alleging unfair trade practices and additional separate actions against each LDC alleging various business torts.

      The LDCs have asserted that such licenses are not required for this work based on a statutory exemption enacted in 1965 and amended in 1967. However, in a separate proceeding, a Connecticut Superior Court has upheld an administrative ruling against the LDCs' position, which was affirmed on appeal. In 1995, the Connecticut General Assembly enacted legislation that established prospectively a separate procedure for State certification of gas service employees.

      Recently, the lawsuits were transferred to the Complex Litigation Docket of the Superior Court where the presiding judge chose to try the case against Connecticut Natural Gas ("CNG") first and no other material action in Yankee Gas' lawsuit will be taken pending the outcome of the CNG trial which is expected to commence in August 1999. While the ultimate results of the suits cannot be determined, management does not expect that they will have a material adverse effect on the Company's consolidated results of operations or financial position.

      Other legal proceedings involving the Company and its subsidiaries are litigation incidental to the conduct of the Company's business which, in management's opinion, will not have a material impact on the Company's financial condition or results of operation.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There was no matter submitted to a vote of security holders during the fourth quarter of 1998.

                       EXECUTIVE OFFICERS OF THE COMPANY

NAME               AGE   POSITION AND BUSINESS EXPERIENCE DURING PAST FIVE YEARS
----               ---   -------------------------------------------------------

Charles E. Gooley   45   President and Chief Executive Officer of the Company
                         and Chairman and Chief Executive Officer of its direct subsidiaries, Yankee Gas, Yankee Financial, YESCo and
                         NorConn since September 1998 and President of Yankee
                         Gas since May 1997. Previously, he served as Executive
                         Vice President of the Company and its direct subsidiaries, Yankee Gas, YESCo, NorConn, and Yankee
                         Financial, from July 1994 to September 1998, and as
                         Vice President, General Counsel and Assistant Secretary of the Company from July 1989 to July 1994.

J. Kingsley Fink    46   Vice President-Operations of Yankee Gas since October
                         1997. Previously, he was President of his own consulting company from 1996 to 1997. Prior thereto he served in various operating positions at Florida Power and Light Company over a 14-year period.

Mary J. Healey      47   Vice President, General Counsel and Secretary of the
                         Company and its direct subsidiaries since January 1995.
                         Previously, she served as Secretary and Assistant
                         General Counsel of the Company from January 1992 to
                         January 1995 and as Secretary and Counsel of the Company from July 1989 to January 1992.

Thomas J. Houde     51   Vice President of the Company and its direct
                         subsidiary, Yankee Gas, since January 1992. Previously, he served as Director, Corporate Planning, Rates and Economic Analysis of Yankee Gas from March 1990 to
                         December 1991.

Steven P. Laden     50   Vice President of the Company and its direct
                         subsidiary, Yankee Gas since July 1996. From October
                         1991 to July 1996, He served as Vice President of
                         Marketing of Southern Union Company, a company engaged in various aspects of the energy business including the distribution of natural gas in Texas and Missouri.

Ellen J. Quinn      42   Vice President of the Company and Yankee Gas since May
                         1995. Previously, she served as Director, Corporate and Environmental Planning from October 1992 to May 1995, and as Manager, Corporate and Environmental Planning from March 1990 to October 1992.

James M. Sepanski   41   Vice President and Chief Financial Officer of the
                         Company and its direct subsidiaries, Yankee Gas, YESCo, NorConn, and Yankee Financial, and President of RM
                         Services, Inc., since July 1997. From 1989 to June
                         1997, he was a partner at Arthur Andersen LLP.

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

                                    PART II


ITEM 5.   MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Yankee Energy declared and paid regular quarterly cash dividends in fiscal 1997 and 1998. The dividend paid for the first two quarters of 1997 was $.325 per share and $.335 per share in the last two quarters of 1997. The dividend paid for the first two quarters of 1998 was $.335 per share and $.345 per share in the last two quarters of 1998. Other information required by this item is incorporated herein by reference to Yankee Energy's 1998 Annual Report to Shareholders ("1998 Annual Report"), subsection entitled "Shareholder and Stock Information".


ITEM 6.   SELECTED FINANCIAL DATA

    Information required by this item is incorporated herein by reference to the 1998 Annual Report.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

    Information required by this item is incorporated herein by reference to the 1998 Annual Report.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The Consolidated Financial Statements of Yankee Energy and the Notes thereto, together with the report thereon of the Company's Management and of Arthur Andersen LLP are incorporated herein by reference to the 1998 Annual Report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

      Information regarding Yankee Energy's directors is incorporated herein by reference to the Company's Proxy Statement for its Annual Meeting of Shareholders to be held on January 29, 1999 (the "1999 Proxy Statement").

      Information regarding the Company's executive officers follows Item 4 in
Part I of this Form 10-K.


ITEM 11.  EXECUTIVE COMPENSATION

      Information regarding compensation of Yankee Energy's executive officers, except the Report of the Organization and Compensation Committee and the Stock Performance Graph, is incorporated herein by reference to the 1999 Proxy Statement.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Information regarding the beneficial ownership of shares of Common Stock of the Company by certain persons is incorporated herein by reference to the 1999 Proxy Statement.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Information regarding certain transactions of the Company is incorporated herein by reference to the 1999 Proxy Statement.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   1.  Financial Statements:

          The following Consolidated Financial Statements of Yankee Energy are incorporated herein by reference to the Company's 1998 Annual Report in response to Item 8 hereof:

          (i)    Report of Independent Public Accountants.

          (ii) Consolidated Statements of Income for the years ended September 30, 1998, 1997 and 1996.

          (iii)  Consolidated Balance Sheets at September 30, 1998 and 1997.

          (iv) Consolidated Statements of Cash Flows for the years ended September 30, 1998, 1997 and 1996.

          (v) Consolidated Statements of Capitalization at September 30, 1998 and 1997.

          (vi) Consolidated Statements of Common Shareholders' Equity for the years ended September 30,1998, 1997 and 1996.

          (vii)  Notes to Consolidated Financial Statements.

      2.  Financial Statement Schedules:

          The following schedules of the Company are included on the attached pages as indicated:

                                                                          PAGE
                                                                          ----
          Report of Independent Public Accountants on Schedules........... S-1

          Schedule II Valuation and Qualifying Accounts and Reserves for
          the years ended September 30, 1998, 1997 and 1996............... S-2

      3.  Exhibits:

          Exhibits for Yankee Energy are listed in the Index to Exhibits.. E-1

(b)   Reports on Form 8-K:

    On October 29, 1997, the Company filed a Current Report on Form 8-K dated October 1, 1997, reporting in Item 5 thereof the final decision of the Connecticut Department of Public Utility Control in the Financial and Operational Review of Yankee Gas Services Company.

    On October 5, 1998, the Company filed a Current Report on Form 8-K dated September 29, 1998, reporting in Item 5 thereof the resignation of Branko Terzic as Chairman, CEO and President of the Company and its subsidiaries and the appointment by the Board of Directors of Charles E. Gooley as his successor.

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


                                                    YANKEE ENERGY SYSTEM, INC.
                                                    --------------------------
                                                            (Registrant)


Date:  December 8, 1998                             By   /s/ Charles E. Gooley
                                                         ---------------------
                                                          Charles E. Gooley

                             President, Chief Executive Officer and a Director

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

DATE                    TITLE                             SIGNATURE
----                    -----                             ---------

December 8, 1998       President, Chief Executive        /s/ Charles E. Gooley
                                                         ---------------------
                       Officer and a Director                Charles E. Gooley

December 8, 1998       Vice President and                /s/ James M. Sepanski
                                                         ---------------------
                       Chief Financial Officer               James M. Sepanski

December 8, 1998       Controller                        /s/ Nicholas A. Rinaldi
                                                         -----------------------
                                                             Nicholas A. Rinaldi

December 8, 1998       Chairman of the Board             /s/ Emery G. Olcott
                                                         --------------------
                                                             Emery G. Olcott

December 8, 1998       Director                          /s/ Sanford Cloud, Jr.
                                                         ----------------------
                                                             Sanford Cloud, Jr.

December 8, 1998       Director                          /s/ Eileen S. Kraus
                                                         -------------------
                                                             Eileen S. Kraus

December 8, 1998       Director                          /s/ John J. Rando
                                                         -----------------
                                                             John J. Rando

December 8, 1998       Director                          /s/ Patricia M. Worthy
                                                         ----------------------
                                                             Patricia M. Worthy

                              ARTHUR ANDERSEN LLP
                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and
   Shareholders of Yankee Energy System, Inc.:


We have audited, in accordance with generally accepted auditing standards, the financial statements included in Yankee Energy System, Inc.'s annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated November 16, 1998. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index of financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

Arthur Andersen LLP
Hartford, Connecticut
November 16, 1998

                  YANKEE ENERGY SYSTEM, INC. AND SUBSIDIARIES
                VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                         YEAR ENDED SEPTEMBER 30, 1998
                                  SCHEDULE II
                            (Thousands of Dollars)

----------------------------------------------------------------------------------------------------------------------------------
Column A                         Column B                     Column  C                      Column D             Column E
                                                              Additions
                                                   ----------------------------------
                                                       (1)                   (2)
                                 Balance at         Charged to            Charged to
                                 beginning          costs and             other accounts-    Deductions-          Balance at
Description                      of period          expenses              describe           describe             end of period
----------------------------------------------------------------------------------------------------------------------------------
RESERVES DEDUCTED FROM ASSETS
  TO WHICH THEY APPLY:
    Reserves for uncollectible
    accounts                      $7,713             $6,477                  $0              $6,058(a)              $ 8,132
                                  ======             ======                  ==              =========              =======

    Other property and
    investment impairment:
                                  $    0             $2,037                  $0              $    0                 $ 2,037
                                  ------             ------                  --              ---------              -------
     TOTAL                        $7,713             $8,514                  $0              $6,058                 $10,169

RESERVES NOT APPLIED AGAINST ASSETS:

    Injuries and
    damages(b)                    $1,038             $  300                  $0              $  751                 $   587

    Medical(d)                    $1,042             $2,246                  $0              $2,408(e)              $   880

    Restructuring                 $    0             $  925                  $0              $    0                 $   925
                                  ------             ------                  --              ---------              -------

     TOTAL                        $2,080             $3,471                  $0              $3,159                 $ 2,392
                                  ======             ======                  ==              =========              =======

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

                                            YANKEE ENERGY SYSTEM, INC. AND SUBSIDIARIES
                                          VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                                   YEAR ENDED SEPTEMBER 30, 1997
                                                            SCHEDULE II
                                                      (Thousands of Dollars)
----------------------------------------------------------------------------------------------------------------------------------
Column A                    Column B                      Column  C                   Column D           Column E
                                                          Additions
                                               ----------------------------------
                                                  (1)                   (2)
                            Balance at         Charged to            Charged to
                            beginning          costs and             other accounts-  Deductions-        Balance at
Description                 of period          expenses              describe         describe           end of period
----------------------------------------------------------------------------------------------------------------------------------
RESERVES DEDUCTED FROM ASSETS
 TO WHICH THEY APPLY:

   Reserves for uncollectible
   accounts                  $7,259            $4,673                $0               $4,219(a)          $7,713

RESERVES NOT APPLIED AGAINST ASSETS:

  Injuries and
  damages (b)                $1,510            $1,230                $0               $1,702(c)          $1,038

  Medical(d)                 $1,118            $2,385                $0               $2,461             $1,042
                             ------            ------                --               ------             ------

              TOTAL          $2,628            $3,615                $0               $4,163             $2,080
                             ======            ======                ==               ======             ======

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

----------------------------------------------------------------------------------------------------------------------------------
Column A                        Column B                      Column  C                      Column D                Column E
                                                              ADDITIONS
                                                   ----------------------------------
                                                       (1)                   (2)
                                Balance at         Charged to             Charged to
                                beginning          costs and              other accounts-    Deductions-             Balance at
Description                     of period          expenses               describe           describe                end of period
----------------------------------------------------------------------------------------------------------------------------------
RESERVES DEDUCTED FROM ASSETS
  TO WHICH THEY APPLY:
  Reserves for uncollectible
  accounts                       $5,481             $5,608                    $0              $3,830(a)                $7,259


RESERVES NOT APPLIED
  AGAINST ASSETS:

  Injuries and
  damages(b)                     $  801             $1,462                    $0              $  753(c)                $1,510

  Medical(d)                     $1,273             $2,277                    $0              $2,382(e)                $1,118
                                 ------             ------                    --              ---------                ------

                Total            $2,074             $3,689                    $0              $3,135                   $2,628
                                 ======             ======                    ==              =========                ======

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

                               INDEX TO EXHIBITS


EXHIBIT NUMBER        DESCRIPTION OF EXHIBIT
--------------        ----------------------

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

     4.6 Bond Purchase Agreement dated July 1, 1989 between Yankee Gas and the Purchasers identified therein (Incorporated by reference to Form 10).

     4.7 Indenture of Mortgage and Deed of Trust dated 1, 1989 between Yankee Gas and The Connecticut National Bank, as Trustee (Incorporated by reference to Form 10).

     4.8 Guaranty of the Company with Term Loan dated July 20, 1989 between United Bank & Trust Company, as Trustee of the Trust of the 401(k) Employee Stock Ownership Plan and The National Bank of Boston (Incorporated by reference to Form 10-K for the fiscal year ended December 31, 1989, File No. 0-17605 ("1989 Form 10-K")).

     4.9 First Supplemental Indenture of Mortgage and of Trust dated April 1, 1992 between Yankee Gas and The Connecticut National Bank, as (Incorporated by reference to Form 1992 ("Form S-3")).

     4.10 Second Supplemental Indenture of Mortgage and Deed of Trust dated December 1, 1992 between Yankee Gas and The Connecticut National Bank, as Trustee (Incorporated by reference to Form 10-K for the fiscal year ended September 30, 1992, File No. 0-17605 ("1992 Form 10-K")).

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

     4.14 Bond Purchase Agreement dated June 22, 1995 between Yankee Gas and Purchaser identified therein. (Incorporated by reference to 1995 Form 10-K).

     4.15 Fourth Supplemental Indenture of Mortgage and Deed of Trust dated April 1, 1997 between Yankee Gas and Fleet National Bank, as Trustee. (Incorporated by reference to Form 10-K for the fiscal year ended September 30, 1997, File No. 0-10721 ("1997 Form 10-K")).

     4.16 Bond Purchase Agreement dated April 1, 1997 between Yankee Gas and Purchaser. (Incorporated by reference to 1997 Form 10-K).
(10)

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

     10.5+ Non-Employee Director Deferred Compensation Plan (Incorporated by reference to Form 10-K for the fiscal year ended September 30, 1996, File No. 0-10721 ("1996 Form 10-K")).

     10.6+ 1991 Long-Term Incentive Compensation Plan (Incorporated by reference to Proxy Statement dated December 24, 1990).

     10.7+ Non-Employee Directors' Stock Compensation Plan (Incorporated by reference Form 10-K for the fiscal year ended September 30, 1991, File No. 0-17605 ("1991 Form 10-
                      K").

     10.8+            Severance Pay Plan (Incorporated by reference to 1991 Form
                      10-K).

     10.9 Service Agreement #800308 dated June 1, 1993, applicable to Rate Schedule FT-1 (Firm Transportation) between Texas Eastern Transmission Company ("Texas Eastern") and Yankee Gas (Incorporated by reference to Form 10-K for the fiscal year ended September 30,1993, File No. 0-17605 ("1993 Form 10-K")).

     10.10 Service Agreement #1596 dated September 1, 1993, applicable to Rate Schedule FT-A (Firm Transportation) between Tennessee Gas Pipeline ("Tennessee") and Yankee Gas (Incorporated by reference to 1993 Form 10-K).

     10.11 Service Agreement #333 dated September 1,1993, applicable to Rate Schedule FT-A (Firm Transportation) between Tennessee and Yankee Gas (Incorporated by reference to 1993 Form 10-K).

     10.12 Transportation Agreement dated February 7, 1991 between Iroquois Gas System, L.P. ("Iroquois") and Yankee Gas for transportation of Canadian gas purchased (Incorporated by reference to Form S-1).

     10.13 Service Agreement dated February 7, 1991 between Alberta Northeast Gas Ltd. ("ANE" and Yankee Gas for purchase of gas from ATCOR Limited (Incorporated by reference to Form S-1).

     10.14 Service Agreement dated February 7, 1991 between ANE and Yankee Gas for purchase of gas from PROGAS Limited (Incorporated by reference to Form S-1).

     10.15 Service Agreement dated February 7, 1991 between ANE and Yankee Gas for purchase of gas from AEC Oil and Gas Company (Incorporated by reference to Form S-1).

     10.16 Service Agreement dated February 7, 1991 between ANE and Yankee Gas for purchase of gas from TransCanada Pipelines (Incorporated by reference to Form S-1).

     10.17+ Form of Change in Control Executive Severance Agreement for Charles E. Gooley, Mary J. Healey, Thomas J. Houde, Steven P. Laden, Ellen J. Quinn, James M. Sepanski, and J. Kingsley Fink (Incorporated by reference to 1995 Form 10-
                      K).

     10.18 $60 million Revolving Credit Agreement among Yankee Gas and several banks dated February 2, 1995. (Incorporated by reference to 1995 Form 10-K).

     10.19 Agreement for Systems Operations Services among Yankee Gas and Integrated Systems Solutions Corporation ("ISSC") dated August 12, 1991 (Incorporated by reference to 1992 Form 10-K).

     10.20 Stipulation and Agreement dated January 3, 1996 between Yankee Gas and the Office of Consumer Counsel. (Incorporated by reference to 1996 Form 10-K).

     10.21*+          1996 Long-Term Incentive Compensation Plan, as amended.

     10.22 Amendment to Stipulation and Agreement dated October 1, 1997 between Yankee Gas and Connecticut Office of Consumer Counsel. (Incorporated by reference to 1997 Form 8-K).

     10.23 Credit Agreement dated as of June 11, 1998 by and among Yankee Energy System, Inc., the lenders identified therein, and the Bank of New York as administrative agent for each of the lenders (Incorporated by reference to Form 10-Q for the quarter ended June 30, 1998, File No. 0-10721).

     10.24+*          Severance Agreement and Release by and between Michael E.
                      Bielonko and Yankee Energy System, Inc. dated as of September 10, 1998.

     10.25+* Separation Agreement and General Release by and among Branko Terzic, Yankee Energy System, Inc. and Yankee Gas Services Company dated as of September 29, 1998.

     11*              Statement re: Computation of per share earnings.

     13*              1998 Annual Report to Shareholders.

     21*              Subsidiaries of the registrant.

     23*              Consent of Arthur Andersen LLP.

     27*              Financial Data Schedule.


*  Filed herewith.
+  Management contract or compensatory plan.

                               INDEX TO EXHIBITS

Exhibit Number      Description of Exhibit
--------------      ----------------------

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

  4.6 Bond Purchase Agreement dated July 1, 1989 between Yankee Gas and the Purchasers identified therein (Incorporated by reference to Form 10).

  4.7 Indenture of Mortgage and Deed of Trust dated 1, 1989 between Yankee Gas and The Connecticut National Bank, as Trustee (Incorporated by reference to Form 10).

  4.8 Guaranty of the Company with Term Loan dated July 20, 1989 between United Bank & Trust Company, as Trustee of the Trust of the 401(k) Employee Stock Ownership Plan and The National Bank of Boston (Incorporated by reference to Form 10-K for the fiscal year ended December 31, 1989, File No. 0-17605 ("1989 Form 10-K")).

  4.9 First Supplemental Indenture of Mortgage and of Trust dated April 1, 1992 between Yankee Gas and The Connecticut National Bank, as (Incorporated by reference to Form 1992 ("Form S-3")).

     4.10 Second Supplemental Indenture of Mortgage and Deed of Trust dated December 1, 1992 between Yankee Gas and The Connecticut National Bank, as Trustee (Incorporated by reference to Form 10-K for the fiscal year ended September 30, 1992, File No. 0-17605 ("1992 Form 10-K")).

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

     4.14 Bond Purchase Agreement dated June 22, 1995 between Yankee Gas and Purchaser identified therein. (Incorporated by reference to 1995 Form 10-K).

     4.15 Fourth Supplemental Indenture of Mortgage and Deed of Trust dated April 1, 1997 between Yankee Gas and Fleet National Bank, as Trustee. (Incorporated by reference to Form 10-K for the fiscal year ended September 30, 1997, File No. 0-10721 (?1997 Form 10-K?)).

     4.16 Bond Purchase Agreement dated April 1, 1997 between Yankee Gas and Purchaser. (Incorporated by reference to 1997 Form 10-K).
(10)

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

     10.5+ Non-Employee Director Deferred Compensation Plan (Incorporated by reference to Form 10-K for the fiscal year ended September 30, 1996, File No. 0-10721 ("1996 Form 10-K")).

     10.6+ 1991 Long-Term Incentive Compensation Plan (Incorporated by reference to Proxy Statement dated December 24, 1990).

     10.7+ Non-Employee Directors' Stock Compensation Plan (Incorporated by reference Form 10-K for the fiscal year ended September 30, 1991, File No. 0-17605 ("1991 Form 10-
                      K").

     10.8+            Severance Pay Plan (Incorporated by reference to 1991 Form
                      10-K).

     10.9 Service Agreement #800308 dated June 1, 1993, applicable to Rate Schedule FT-1 (Firm Transportation) between Texas Eastern Transmission Company ("Texas Eastern") and Yankee Gas (Incorporated by reference to Form 10-K for the fiscal year ended September 30,1993, File No. 0-17605 ("1993 Form 10-K")).

     10.10 Service Agreement #1596 dated September 1, 1993, applicable to Rate Schedule FT-A (Firm Transportation) between Tennessee Gas Pipeline ("Tennessee") and Yankee Gas(Incorporated by reference to 1993 Form 10-K).

     10.11 Service Agreement #333 dated September 1, 1993, applicable to Rate Schedule FT-A (Firm Transportation) between Tennessee and Yankee Gas (Incorporated by reference to 1993 Form 10-K).

     10.12 Transportation Agreement dated February 7, 1991 between Iroquois Gas System, L.P. ("Iroquois") and Yankee Gas for transportation of Canadian gas purchased (Incorporated by reference to Form S-1).

     10.13 Service Agreement dated February 7, 1991 between Alberta Northeast Gas Ltd. ("ANE" and Yankee Gas for purchase of gas from ATCOR Limited (Incorporated by reference to Form S-1).

     10.14 Service Agreement dated February 7, 1991 between ANE and Yankee Gas for purchase of gas from PROGAS Limited (Incorporated by reference to Form S-1).

     10.15 Service Agreement dated February 7, 1991 between ANE and Yankee Gas for purchase of gas from AEC Oil and Gas Company (Incorporated by reference to Form S-1).

     10.16 Service Agreement dated February 7, between ANE and Yankee Gas for purchase of gas from TransCanada Pipelines (Incorporated by reference to Form S-1).

     10.17+ Form of Change in Control Executive Severance Agreement for Charles E. Gooley, Mary J. Healey, Thomas J. Houde, Steven P. Laden, Ellen J. Quinn, James M. Sepanski, and J. Kingsley Fink (Incorporated by reference to 1995 Form 10-
                      K).

     10.18 $60 million Revolving Credit Agreement among Yankee Gas and several banks dated February 2, 1995. (Incorporated by reference to 1995 Form 10-K).

     10.19 Agreement for Systems Operations Services among Yankee Gas and Integrated Systems Solutions Corporation ("ISSC") dated August 12, 1991 (Incorporated by reference to 1992 Form 10-K).

  10.20 Stipulation and Agreement dated January 3, 1996 between Yankee Gas and the Office of Consumer Counsel. (Incorporated by reference to 1996 Form 10-K).

  10.21*+           1996 Long-Term Incentive Compensation Plan, as amended.

  10.22 Amendment to Stipulation and Agreement dated October 1, 1997 between Yankee Gas and Connecticut Office of Consumer Counsel. (Incorporated by reference to 1997 Form 8-K).

  10.23 Credit Agreement dated as of June 11, 1998 by and among Yankee Energy System, Inc., the lenders identified therein, and the Bank of New York as administrative agent for each of the lenders (Incorporated by reference to Form 10-Q for the quarter ended June 30, 1998, File No. 0-10721).

  10.24+*           Severance Agreement and Release by and between Michael E.
                    Bielonko and Yankee Energy System, Inc. dated as of September 10, 1998.

  10.25+* Separation Agreement and General Release by and among Branko Terzic, Yankee Energy System, Inc. and Yankee Gas Services Company dated as of September 29, 1998.

  11*               Statement re: Computation of per share earnings.

  13*               1998 Annual Report to Shareholders.

  21*               Subsidiaries of the registrant.

  23*               Consent of Arthur Andersen LLP.

  27*               Financial Data Schedule.


*  Filed herewith.
+ Management contract or compensatory plan.