Form 10-Q
period 1998-12-31
YANKEE ENERGY SYSTEM INC
filed 1999-02-12
CIK 849210

                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549
                              ______________

                                 FORM 10-Q
                                __________

(MARK ONE)
          /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
               OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1998 OR

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

                    Yes __X__       No ____

                   APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

NUMBER OF SHARES OF COMMON STOCK ($5.00 PAR VALUE)
OUTSTANDING AT JANUARY 31, 1999                        10,598,677

                      PART I.  FINANCIAL INFORMATION


          Item 1.   Financial Statements

               YANKEE ENERGY SYSTEM, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                          THREE MONTHS ENDED
                                             DECEMBER 31,
                                          __________________
                                        1998           1997
                                        ____           ____
                                     (In thousands, except per
                                          share amounts)

Revenues:
Utility revenues                   $    77,182    $    97,118
Nonutility revenues                      7,819          5,477
                                        ______         ______
     Total revenues                     85,001        102,595
                                        ______         ______

Operating expenses:
  Cost of gas/goods sold                42,832         56,406
  Operations                            14,386         14,931
  Maintenance                            1,438          1,191
  Depreciation and amortization          5,086          4,678
  Taxes other than income taxes          5,193          5,020
                                        ______         ______

     Total operating expenses           68,935         82,226
                                        ______         ______

Operating income                        16,066         20,369

Other income/expense:
Other income, net                           61             34
Interest expense, net                    3,522          2,974

                                        ______         ______

Income before income taxes              12,605         17,429

Provision for income taxes               4,759          8,338
                                        ______         ______


Net Income                         $     7,846    $     9,091
                                        ______          _____
                                        ______          _____

Basic and Diluted Earnings
  per Common Share                 $      0.74    $     0.87
                                        ______          _____
                                        ______          _____



The accompanying notes are an integral part of these consolidated financial statements.


                YANKEE ENERGY SYSTEM, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS

                                   DECEMBER 31,   SEPTEMBER 30,
                                        1998           1998
                                        ____           ____
                                   (UNAUDITED)
                                           (In thousands)
ASSETS

Utility Plant, at original cost         $ 557,302      $ 547,098
  Less:  Accumulated provision for
         depreciation                     211,065        207,872
                                        _________      _________
                                          346,237        339,226
Construction work in progress              23,272         28,707
                                        _________      _________

      Total net utility plant             369,509        367,933
                                        _________      _________
Other property and investments             12,970         12,778
Assets held for sale                       14,153         12,361

Current assets:
  Cash and temporary cash investments       1,880          1,881
  Accounts receivable, net                 50,166         35,946
  Fuel supplies                             1,215          1,418
  Other materials and supplies              2,173          1,972
  Accrued utility revenues                 12,970          4,028
  Deferred gas costs, current portion       1,833          1,879
  Prepaid expenses and other               12,687         25,327
                                        _________      _________
    Total current assets                   82,924         72,451
                                        _________      _________

  Deferred gas costs, net                   6,092          8,601
  Recoverable environmental
    cleanup costs                          33,569         33,670
  Recoverable income taxes                  9,681         10,673
  Recoverable postretirement
    benefits costs                          1,764          1,725
 Other deferred debits                     14,319         15,092
                                         ________       ________

    Total Assets                       $  544,981     $  535,284
                                         ________       ________
                                         ________       ________

The accompanying notes are an integral part of these consolidated financial statements.

                 YANKEE ENERGY SYSTEM, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                                   DECEMBER 31,   SEPTEMBER 30,
                                        1998           1998
                                        ____           ____
                                   (UNAUDITED)
                                          (In thousands)
CAPITALIZATION AND LIABILITIES

Capitalization:
  Common shares - $5.00 par value.
  Authorized 20,000,000 shares; 10,598,677
  shares outstanding at December 31, 1998
  and 10,545,362 outstanding at
  September 30, 1998                    $ 52,993    $   52,727
  Capital surplus, paid in                90,301        89,818
  Retained earnings                       27,242        23,047
  Employee stock ownership
    plan guarantee                          (200)         (600)
                                        ________       _______
     Total common shareholders' equity   170,336       164,992
  Long-term debt, net of current portion 131,048       131,048
                                        ________       _______
     Total capitalization                301,384       296,040
                                        ________       _______
Current liabilities:
  Notes payable to banks                  86,500        75,700
  Long-term debt, current portion          3,817         4,217
  Accounts payable                        17,215        19,643
  Accrued interest                         3,218         3,176
  Pipeline transition costs payable        2,276         2,516
  Other                                    5,628         8,402
                                        ________       ________
     Total current liabilities           118,654       113,654
                                        ________       ________

Accumulated deferred income taxes         71,323        72,816
Accumulated deferred investment
  Tax Credits                              8,231         8,325
Liability for environmental
  cleanup costs                           35,000        35,000
Postretirement benefits obligation         3,437         3,353
Other deferred credits                     6,952         6,096
                                         _______        _______

Commitments and contingencies (Note 4)      ---           ---
                                         _______        _______

     Total Capitalization and
        Liabilities                    $ 544,981    $  535,284
                                        ________      ________
                                        ________      ________


The accompanying notes are an integral part of these consolidated financial statements.

                YANKEE ENERGY SYSTEM, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                        THREE MONTHS ENDED
                                             DECEMBER 31,
                                        1998           1997
                                        ____           ____
                                           (In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                             $ 7,846  $    9,091
  Adjusted for the following:
    Depreciation and amortization          5,086       4,678
    Equity earnings from investments         (82)         (4)
    Deferred income taxes, net              (595)        633
    Deferred gas costs activity and other
      non-cash items                       4,180       1,705
  Changes in working capital:
    Accounts receivable and accrued
      utility revenues                   (23,162)    (41,146)
    Prepaid expenses and other            12,640       1,324
    Accounts payable                      (2,428)     10,081
    Other working capital
     (excludes cash)                      (4,702)      2,900
                                         _______     _______
  Net cash used for operating
    activities                            (1,217)     (10,738)
                                         _______     _______

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from common stock issuance    648         493
  Retirement of long-term debt              (400)       (400)
  Increase in short-term debt             10,800      23,200
  Cash dividends                          (3,651)     (3,503)
                                         _______     _______
Net cash provided by
     financing activities                  7,397      19,790
                                         _______     _______

INVESTMENT IN PLANT AND OTHER:
  Utility plant                           (6,080)     (6,986)
  Other property and investments            (101)     (2,693)
                                          ______     _______
Net cash used for plant and other         (6,181)     (9,679)
                                          ______     _______

NET DECREASE IN CASH AND TEMPORARY
   CASH INVESTMENTS FOR THE PERIOD            (1)       (627)

CASH AND TEMPORARY INVESTMENTS,
   BEGINNING OF PERIOD                     1,881       2,239
                                         _______      _______
CASH AND TEMPORARY CASH INVESTMENTS,
   END OF PERIOD                        $  1,880  $    1,612
                                         _______      _______
                                         _______      _______

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the period for:
  Interest, net of amounts capitalized  $  3,863   $   1,750
  Income taxes                          $      0   $       6


The accompanying notes are an integral part of these consolidated financial statements.

                 YANKEE ENERGY SYSTEM, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



1)   GENERAL

     The accompanying unaudited consolidated financial statements should be read in conjunction with the Annual Report of Yankee Energy System, Inc. (the Company) on Form 10-K for the fiscal year ended September 30, 1998 (1998 Form 10-K), including the audited financial statements (and notes thereto) incorporated by reference therein. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of the Company as of December 31, 1998, and its results of operations for the three months ended December 31, 1998 and 1997 and cash flows for the three months ended December 31, 1998 and 1997. The results of operations for the three months ended December 31, 1998 and 1997 are not necessarily indicative of the results expected for a full year, due mainly to the highly seasonal nature of the gas business.


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

     Following the provisions of FAS 71, Yankee Gas has recorded regulatory assets or liabilities as appropriate, primarily related to deferred gas costs, pipeline transition costs, hardship customer receivables, environmental cleanup costs, income taxes and postretirement benefit costs. The specific amounts related to these items are disclosed in the consolidated balance sheets. For additional information about these items see the 1998 Form 10-K.

     Yankee Gas continues to be subject to cost-of-service based rate regulation by the DPUC. Based upon current regulation and recent regulatory decisions, Yankee Gas believes that its use of regulatory accounting in accordance with the provisions of FAS 71 is appropriate and its regulatory assets are probable of recovery.

3)   EARNINGS PER SHARE

     The Company computes and presents basic and diluted earnings per share. The basic weighted average shares outstanding for the quarters ended December 31, 1998 and 1997 were 10,567,933 and 10,461,989, respectively, and the diluted weighted average shares outstanding for the quarters ended December 31, 1998 and 1997 were 10,587,412 and 10,466,543, respectively. As such, there is no difference between basic and diluted earnings per share.

4)   COMMITMENTS AND CONTINGENCIES

     The Company faces a number of contingencies which arise during the normal course of business and which have been discussed in
     Note 9 (entitled "Commitments and Contingencies") to the Consolidated Financial Statements included in the Company's 1998 Form 10-K Report. Except as disclosed below, for the three months ended December 31, 1998, there have been no material changes in the matters discussed in Note 9 to the Company's 1998 Form 10K Report.

     YESCo Power Division: The Company's wholly-owned subsidiary, Yankee Energy Services Company (YESCo), is currently discussing the sale of its existing Power investments with several interested parties. The Power investments include an operating land fill gas (LFG) fueled generating facility in Brookhaven, NY, interests in two operating cogeneration facilities, development stage projects and other less significant assets. The total investment at December 31, 1998 is approximately $14 million. Two of the development stage projects are LFG fueled generating facilities in the state of Illinois. Pursuant to existing state legislation, electric utility purchases of LFG produced power are entitled to a tax credit that was scheduled to expire on January 6, 1999. Legislation to reinstate this tax credit was passed by the Illinois legislature and signed into law January 29, 1999.


5)   FORWARD-LOOKING STATEMENTS

     This report contains statements which, to the extent they are not recitations of historical fact, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve risks and uncertainties. Actual results may differ materially from such forward-looking statements for reasons including, but not limited to, changes to and developments in the legislative and regulatory environments affecting the Company's business, the impact of competitive products and services, changes in the natural gas industry caused by deregulation and other factors, certain environmental matters and internal and/or third party delays or failures in achieving Year 2000 compliance, as well as such other factors as set forth in the Company's Form 10-K for the year ended September 30, 1998 and in other filings with the Securities and Exchange Commission.


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

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders of Yankee Energy System, Inc.:


We have reviewed the accompanying consolidated balance sheet of Yankee Energy System, Inc. (a Connecticut corporation) and subsidiaries (the Company) as of December 31, 1998, and the related consolidated statements of income, and cash flows for the three-month period then ended. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Yankee Energy System, Inc. as of September 30, 1998 (not presented herein), and, in our report dated November 16, 1998, we expressed an unqualified opinion on that statement. In our opinion, the information set forth in the accompanying consolidated balance sheet as of September 30, 1998 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

                                      Arthur Andersen LLP
Hartford, Connecticut
February 2, 1999

ITEM 2.   Management's Discussion and Analysis of Financial
          Condition and  Results of Operations


RESULTS OF OPERATIONS

Consolidated net income was $7.8 million for the three months ended December 31, 1998, compared to $9.1 million for the same period a year earlier. The corresponding basic and diluted earnings per share were $0.74 and $0.87 for the three months ended December 31, 1998 and 1997, respectively.

Earnings for the first quarter of fiscal year 1999 decreased primarily due to weather that was 14 percent warmer than the same period last year and 11 percent warmer than normal. The Company estimates that warmer than normal weather reduced earnings by $1.7 million or $0.16 per share in the current quarter as compared with the prior year's quarter which experienced colder than normal weather which increased earnings by $0.4 million or $0.04 per share. Yankee Energy Services Company (YESCo), the Company's major non-regulated subsidiary, had a slight loss for the quarter. However, YESCo's results improved from the same period last year. R.M. Services (RMS), another subsidiary of the Company, made a positive contribution to earnings for the quarter ended December 31, 1998, despite a slight increase in expenses due to the continued expansion of the business.


COMPARISON OF THE FIRST QUARTER OF FISCAL 1999 WITH THE FIRST
QUARTER OF FISCAL 1998


OPERATING REVENUES

Utility revenues decreased $19.9 million, or 20.5 percent, in the first quarter of fiscal 1999 compared with the same period in the prior fiscal year. This decrease was partially offset by a $2.3 million increase in operating revenues from nonutility operations. The components of the change in operating revenues are as follows:


                                  Three Months Ended
                                     December 31,
                                                       Increase/
                                 1998        1997      (Decrease)
(In thousands)

Firm sales                    $ 63,829       $ 82,505  $(18,676)
Firm transportation              6,999          4,520     2,479
Interruptible/off-system sales   4,690          8,049    (3,359)
Interruptible transportation       905            544       361
Other utility revenues             759          1,500      (741)
                               _______        _______    _______

Total utility revenues          77,182         97,118   (19,936)
Nonutility revenues              7,819          5,477     2,342
                               _______        _______    _______

Total operating revenues      $ 85,001       $102,595  $(17,594)
                               _______        _______    _______
                               _______        _______    _______


The corresponding changes in Yankee Gas' throughput were as follows:


                               Three Months Ended
                                   December 31,     Increase/
                                  1998      1997   (Decrease)
(Mcf - thousands)

Firm sales                         7,093     9,351   (2,258)
Firm transportation                3,182     2,249      933
Interruptible/off-system sales     1,332     1,766     (434)
Interruptible transportation       1,375     1,327       48
                                  _______   _______   ______

Total throughput                  12,982    14,693   (1,711)
                                  _______   _______   ______
                                  _______   _______   ______



The change in utility revenues was due primarily to weather that was 14 percent warmer than the prior year. The warmer weather in the first quarter of the fiscal 1999 heating season directly reduced sales to firm sales customers. Firm sales contribute the highest per-unit operating margin of all utility revenues, and thus, accounted for the primary reason for the decrease in utility operating margin from the first quarter of fiscal 1998. In addition, an increasing number of commercial and industrial customers continued to shift from gas sales to transportation service resulting in a decrease in utility revenues. The switch to transportation has no effect on margin because the cost of gas has traditionally been a pass through item. Interruptible revenues decreased primarily as a result of lower oil prices in the first quarter of fiscal 1999 compared to the same period in the prior year. The increase in nonutility revenues in the first quarter of fiscal 1999 compared to the same period in fiscal 1998 is primarily due to an increase in YESCo's revenues resulting from the full integration of its acquisitions and an increase in R.M. Services' revenues due to expansion of its collection business.


OPERATING EXPENSES

Total operating expenses decreased $13.3 million in the first quarter of fiscal 1999 compared with the same period in the prior year as a result of the following items:

     - Cost of gas decreased $15.4 million, or 30 percent, for the three months ended December 31, 1998 compared to the three months ended December 31, 1997 due primarily to the weather impact on utility revenues and the continued increased in transportation customers.

     - Cost of goods sold increased $1.8 million in the first quarter of fiscal 1999 compared to the first quarter of fiscal 1998 due to increased nonutility activity resulting primarily from the full integration of YESCo acquisitions and an expansion of RMS' business.

     - Operations and maintenance expenses decreased $0.3 million, primarily due to decreases in Yankee Gas expenses from payroll and selling expenses. These decreases were offset by increases in expenses from nonutility subsidiaries due to an increase in their activity.

     - Depreciation and amortization expense increased $0.4 million, primarily due to additions in plant, property and investments.

     - Taxes other than income taxes increased $0.2 million, primarily due to higher Connecticut unemployment taxes, offset by lower Connecticut gross earnings taxes as a result of the reduction in revenues.


INTEREST EXPENSE

Interest expense increased $0.5 million primarily due to higher short-term debt outstanding. This increase was partially offset by a decrease in long-term debt interest expense, primarily due to lower outstanding long-term debt.


INCOME TAXES

Federal and state income taxes decreased $3.6 million primarily due to lower pre-tax income for the three months ended December 31, 1998 compared to the three months ended December 31, 1997.


LIQUIDITY AND CAPITAL RESOURCES

Cash and temporary cash investments at December 31, 1998 totaled $1.9 million. Cash used for operating activities was $1.2 million in the first quarter of fiscal 1999. The decrease in cash provided by operating activities was primarily due to the decrease in net income from the warmer weather. Additionally, an increase in working capital requirements in the first quarter of fiscal 1999 contributed to the decrease. The Company generated cash through financing activities, primarily by the issuance of new common stock and increases in short-term borrowings. Cash from operating activities and financing activities were used primarily for changes in working capital, dividend payments and capital expenditures in the first quarter of fiscal 1999. Expenditures for investment in plant, property and investments totaled $6.2 million for the first three months of fiscal 1999.

The seasonal nature of gas revenues, inventory purchases and construction expenditures create a need for short-term borrowing to supplement internally generated funds. As of December 31, 1998, Yankee Gas had a revolving line of credit of $60 million with a group of four banks. Under the agreement, funds may be borrowed on a short-term revolving basis using either fixed or variable rate loans. On January 29, 1999, this revolving line of credit was renewed for another year, expiring on January 28, 2000. Yankee Gas also had uncommitted credit lines of $27 million as of December 31, 1998. At December 31, 1998, Yankee Gas had $72.5 million outstanding under its agreements. Yankee Energy had $14.0 million outstanding at December 31, 1998 under its $25 million committed line of credit which is used to fund development of the Company's nonutilty businesses. In January 1999, Yankee Gas completed a $50 million new long-term debt financing at 6.2 percent, for the purposes of replacing a portion of the existing outstanding short-term debt. Yankee Gas plans to redeem its Series A Tranche D First
Mortgage Bonds in August 1999, with short-term debt available at that time. Series A Trance D First Mortgage Bonds become eligible for early redemption in August 1999.

The long-term credit needs of Yankee Gas are being met by a first mortgage bond indenture which provides for the issuance of bonds from time to time, subject to certain issuance tests. At December 31, 1998, indenture requirements, including the required coverage ratio, would allow for the issuance of an additional $197 million of bonds at an assumed interest rate of 7.1 percent.

Yankee Gas has entered into fixed revenue-rate contracts with two customers for the delivery of natural gas. Yankee Gas has hedged these commitments with the purchase of natural gas swaps. In order to satisfy certain provisions of the arrangement, Yankee Gas has provided a letter of credit for $1.75 million, as of December 31, 1998. The Company's results of operations are unaffected by the hedge transaction given that it passes through the cost of the hedge to either the commodity trading firm or its customer depending on the difference in the fixed and floating prices for gas.

One of Yankee Gas' largest customers is the Foxwoods Hotel and Casino (Foxwoods), operated by the Mashantucket Pequot Indian Tribe (Pequots). The City of Norwich, Connecticut has completed construction of a pipeline extending from their distribution system to Foxwoods and began service to Foxwoods on December 1, 1998. Norwich, pursuant to an agreement with the Pequots, became the sole provider of gas transportation service to the Pequots. Foxwoods had generated approximately $650,000 in annual margin for the Company. Yankee Gas has made a claim against the Pequots for payment for distribution facilities which Yankee Gas constructed pursuant to agreement with the Pequots, which claim seeks to compensate Yankee Gas for its investment. Yankee Gas is evaluating the Pequots' response to the claim in an effort to resolve the dispute consensually before any legal action is taken.


YEAR 2000

The Company is currently implementing new information systems and enhancing existing information systems to address Year 2000 issues, which could have significant adverse effects on the Company if not properly resolved. In fiscal 1995, the Company began testing and remediation for Year 2000 problems and has assigned dedicated personnel to its Year 2000 project. Remediated programs are being tested prior to being declared compliant.

As of December 31, 1998, YES has completed the inventory and the assessment of risk phases of the Year 2000 project for all mainframe systems. The Company is currently in the remediation and testing phases. As part of the process, a detailed inventory of all hardware and software currently utilized by the Company was prepared, and a timetable has been established to ensure testing of all applications. The scope of the assessment phase also included the Company's interface systems with significant suppliers, government agencies and other third parties. However, there can be no guarantee that the systems of these third parties will be converted on a timely basis and will not have an adverse effect on the Company's operations or systems.

All mainframe systems that are being remediated are now in the implementation phase, which as of December 31, 1998 is approximately 98 percent complete. In addition to remediating existing systems, the Company purchased a new human resource information system (HRIS) and a new customer service (CS) system. These systems were purchased to improve functionality of the application software and to improve efficiency and customer service. In addition, any Year 2000 issues associated with these systems will be eliminated. The new HRIS system became operational January 1, 1999 and the CS system is expected to be operational in April 1999.

For non-mainframe systems, except the supervisory control and data acquisition system (SCADA system), which monitors gas flows and pressures within the gas distribution system, the Company is developing a test environment to carry out the remainder of the remediation program. The inventory and risk assessment phase of all non-mainframe systems has been completed as of December 31, 1998. The remediation/replacement and testing phases are scheduled for completion by June 1999. The Company is in the process of installing a new SCADA system, which will eliminate any Year 2000 issues associated with that system. The new SCADA system should be operational in February 1999.

The Company currently estimates that total cost to update all of the Company's systems for Year 2000 compliance will be approximately $17.4 million, including approximately $0.6 million for the new HRIS system, $15 million for the new CS system and $1.2 million for the new SCADA system. All such costs associated with system enhancements have and will continue to be expensed as incurred and the costs of new systems will be capitalized as appropriate. As of December 31, 1998, the Company expensed approximately $0.4 million and capitalized approximately $15.7 million, of these costs. The remaining costs will be incurred during fiscal 1999. These costs have been financed through short-term borrowing and internally generated funds.

The primary business risk associated with Year 2000 is the Company's ability to continue to transport and distribute gas to its customers without interruption. In the event the Company and/or its suppliers and vendors are unable to remediate the Year
2000 problem prior to January 1, 2000, operations of the Company could be significantly impacted. In order to mitigate this risk, the Company is developing a contingency plan to continue operations through manual intervention and other procedures should it become necessary to do so. Such procedures are expected to include back-up power supply for its critical pipeline and storage operations and, if necessary, curtailment of supply. The Company expects to complete its operational contingency plan by the end of fiscal
1999.

Although the Company expects its systems to be Year 2000 compliant on or before December 31, 1999, it cannot predict the outcome or the success of its Year 2000 program, or that the costs required to address the Year 2000 issue, or that the impact of a failure to achieve substantial Year 2000 compliance, will not have a material adverse effect on the Company's business, financial condition or results of operations.


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


                                   YANKEE ENERGY SYSTEM, INC.
                                   ___________________________
                                        (Registrant)



Date: February 12, 1999            /s/ James M. Sepanski
                                   ____________________________
                                   James M. Sepanski
                                   Vice President,
                                   Chief Financial Officer
                                   and Treasurer




Date: February 12, 1999            /s/ Nicholas A. Rinaldi
                                   _____________________________
                                   Nicholas A. Rinaldi
                                   Controller