Form 10-Q
period 1999-03-31
YANKEE ENERGY SYSTEM INC
filed 1999-05-13
CIK 849210

                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549
                              ______________
                                 FORM 10-Q
                               ____________

(MARK ONE)
          /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
               OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999 OR

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

                    Yes __X__       No ____

                   APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

NUMBER OF SHARES OF COMMON STOCK ($5.00 PAR VALUE)
OUTSTANDING AT APRIL 30, 1999                10,623,484


                    PART 1. FINANCIAL INFORMATION

Item 1.   Financial Statements


                YANKEE ENERGY SYSTEM, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                     Three Months Ended
                                          March 31,
                                       1999       1998
                                     _______    ______
                                     (In thousands,except
						         per share amounts)

Revenues
  Utility revenues                   $110,871   $106,325
  Nonutility revenues                   6,573      6,868
                                      _______    _______
     Total revenues                   117,444    113,193
                                      _______    _______
Operating expenses:
  Cost of gas/goods sold               59,482     60,805
  Operations                           16,318     14,990
  Maintenance                           1,605      1,424
  Depreciation and amortization         5,273      5,055
  Taxes other than income taxes         7,731      7,091
                                      _______    _______
     Total operating expenses          90,409     89,365
                                      _______    _______

Operating income                       27,035     23,828

Other income/expense:
  Other income, net                        18        181
  Interest expense, net                 3,741      3,954
                                      _______    _______
Income before income taxes             23,312     20,055

Provision for income taxes             11,862      9,245
                                      _______    _______

Net Income                           $ 11,450   $ 10,810
                                      _______    _______
                                      _______    _______

Basic and Diluted Earnings Per
   Common Share		                		  $   1.08   $   1.03
                                      _______    _______
                                      _______    _______


The accompanying notes are an integral part of these consolidated financial statements.

                YANKEE ENERGY SYSTEM, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                       Six Months Ended
                                          March 31,
                                       1999       1998
                                       ____       ____
                                    (In thousands, except
                                      per share information)

Revenues
  Utility revenues                   $188,053   $203,443
  Nonutility revenues                  14,392     12,345
                                      _______    _______
    Total revenues                    202,445    215,788
                                      _______    _______
Operating expenses:
  Cost of gas/goods sold              102,314    117,212
  Operations                           30,704     29,955
  Maintenance                           3,043      2,615
  Depreciation and amortization        10,359      9,733
  Taxes other than income taxes        12,924     12,111
                                      ________   ________
    Total operating expenses          159,344    171,626
                                      _______    _______

Operating income                       43,101     44,162

Other income/expense:
  Other income, net                        79        250
  Interest expense, net                 7,263      6,928
                                      _______    _______
Income before income taxes             35,917     37,484

Provision for income taxes             16,621     17,583
                                      _______    _______

Net Income                           $ 19,296   $ 19,901
                                      _______    _______
                                      _______    _______

Basic and Diluted Earnings Per
   Common Share		                		  $   1.82   $   1.90
                                      _______    _______
                                      _______    _______




The accompanying notes are an integral part of these consolidated financial statements.

               YANKEE ENERGY SYSTEM, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS

                                      March 31,  September 30,
                                        1999         1998
                                      ________    ___________
                                     (Unaudited)
                                        (In thousands)

ASSETS
Utility Plant, at original cost      $562,440   $547,098
  Less:  Accumulated provision for
         depreciation                 214,867    207,872
                                     ________   ________
                                      347,573    339,226
Construction work in progress          24,165     28,707
                                     ________   ________

   Total net utility plant            371,738    367,933
                                     ________   ________

Other property and investments         13,147     12,778
Assets held for sale			    15,523     12,361

Current assets:
  Cash and temporary cash
    investments                        10,986      1,881
  Accounts receivable, net             61,597     35,946
  Fuel supplies                         1,354      1,418
  Other materials and supplies          2,091      1,972
  Accrued utility revenues             10,945      4,028
  Deferred gas costs, current portion   1,827      1,879
  Prepaid expenses and other            4,595     25,327
                                      _______    _______
   Total current assets                93,395     72,451
                                      _______    _______

  Deferred gas costs, net                ---       8,601
  Recoverable environmental
    cleanup costs                      33,493     33,670
  Recoverable income taxes              4,986     10,673
  Recoverable postretirement
    benefits costs                      1,844      1,725
  Other deferred debits                13,868     15,092
                                      _______    _______

   Total Assets                      $547,994   $535,284
                                      _______   ________
                                      _______   ________


The accompanying notes are an integral part of these consolidated financial statements.


                YANKEE ENERGY SYSTEM, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS

                                     March 31,  September 30,
                                       1999         1998
                                     _________   ____________
                                    (Unaudited)
                                         (In thousands)
CAPITALIZATION AND LIABILITIES

Capitalization:
  Common shares - $5.00 par value.
  Authorized 20,000,000 shares; 10,621,389
  shares outstanding at March 31, 1999
  and 10,545,362 outstanding at
  September 30, 1998                 $ 53,107   $ 52,727
  Capital surplus, paid in             90,761     89,818
  Retained earnings                    35,034     23,047
  Employee stock ownership
    plan guarantee                       (200)      (600)
                                      ________   ________
  Total common shareholders' equity   178,702    164,992
  Long-term debt, net of
    current portion                   164,000    131,048
                                      _______    _______
     Total capitalization             342,702    296,040
                                      _______    _______
Current liabilities:
  Notes payable to banks               16,500     75,700
  Long-term debt, current portion      20,615      4,217
  Accounts payable                     12,330     19,643
  Accrued taxes                        18,799       ---
  Accrued interest                      3,518      3,176
  Pipeline transition costs payable     2,035      2,516
  Other                                 5,274      8,402
                                      _______    _______
     Total current liabilities         79,071    113,654
                                      _______    _______

Deferred gas costs, net                11,608       ---
Accumulated deferred income taxes      60,066     72,816
Accumulated deferred investment
  tax credits                           8,137      8,325
Liability for environmental
  cleanup costs                        35,000     35,000
Postretirement benefits obligation      3,522      3,353
Other deferred credits                  7,888      6,096

Commitments and contingencies (Note 4)   ---        ---
                                     ________   ________
     Total Capitalization and
        Liabilities                  $547,994   $535,284
                                     ________   ________
                                     ________   ________

The accompanying notes are an integral part of these consolidated financial statements.

            YANKEE ENERGY SYSTEM, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                     Six Months Ended
                                        March 31,
                                     __________________
                                     1999       1998
                                     ____       ____
                                      (In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                         $19,296    $19,901
  Adjusted for the following:
    Depreciation and amortization     10,359      9,733
    Equity earnings from investments     154        (77)
    Deferred income taxes, net        (7,251)    (3,674)
    Deferred gas costs activity and
      other non-cash items            22,940     16,025
  Changes in working capital:
    Accounts receivable and accrued
      utility revenues               (32,568)   (44,340)
    Prepaid expenses and other        39,531     (4,720)
    Accounts payable                  (7,313)    24,897
    Other working capital
      (excludes cash)                 (6,281)     9,694
                                     _______    _______
Net cash provided by
  operating activities                38,867     27,439
                                     _______    _______
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from common stock
     issuance                          1,188      1,040
  Issuance of long-term debt          50,000       ---
  Retirement of long-term debt          (650)      (650)
  Decrease in short-term debt        (59,200)      (500)
  Cash dividends                      (7,309)    (7,013)
                                     ________   ________
Net cash used for financing
   activities                        (15,971)    (7,123)
                                     ________   ________

INVESTMENT IN PLANT AND OTHER:
  Utility plant                      (12,938)   (14,945)
  Other property and investments        (853)    (3,413)
                                    ________   ________
Net cash used for plant and other    (13,791)   (18,358)
                                     ________    _______

Net Increase in Cash and Temporary
   Cash Investments for the Period     9,105      1,958

Cash and Temporary Cash Investments,
   beginning of period                 1,881      2,239
                                     ________   ________
Cash and Temporary Cash Investments,
   end of period                     $10,986    $ 4,197
                                     ________   _______
                                     ________   _______
Supplemental Cash Flow Information:
  Cash paid during the period for:
  Interest, net of amounts
   capitalized                       $ 7,468    $ 6,228
  Income taxes                       $   351    $   856


The accompanying notes are an integral part of these consolidated financial statements.

YANKEE ENERGY SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1)	GENERAL

The accompanying unaudited consolidated financial statements should be read in conjunction with the Annual Report of Yankee Energy System, Inc. (the Company) on Form 10-K for the fiscal year ended September 30, 1998 (1998 Form 10-K), including the audited financial statements (and notes thereto) incorporated by reference therein and the Company's quarterly report on Form 10-Q for the quarter ended December 31, 1998. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of the Company as of March 31, 1999, and its results of operations for the three and six months ended March 31, 1999 and 1998 and cash flows for the six months ended March 31, 1999 and 1998. The results of operations for the three and six months ended March 31, 1999 and 1998 are not necessarily indicative of the results expected for a full year, due mainly to the highly seasonal nature of the gas business.

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

The Company computes and presents basic and diluted earnings per share. The basic weighted average shares outstanding for the three months ended March 31, 1999 and 1998 were 10,608,406 and 10,483,265, respectively, and for the six months ended March 31, 1999 and 1998 were 10,587,947 and 10,472,510, respectively. The diluted weighted average shares outstanding for the three months ended March 31, 1999 and 1998 were 10,616,244 and 10,492,271, respectively, and for the six months ended March 31, 1999 and 1998 were 10,601,952 and 10,479,491, respectively. As such, there is no difference between basic and diluted earnings per share.

4) 	COMMITMENTS AND CONTINGENCIES

The Company faces a number of contingencies which arise during the normal course of business and which have been discussed in Note 9 (entitled "Commitments and Contingencies") to the Consolidated Financial Statements included in the Company's 1998 Form 10-K Report. Except as disclosed below, for the six months ended March 31, 1999, there have been no material changes in the matters discussed in Note 9 to the Company's 1998 Form 10-K Report.

YESCo Power Division: The Company's wholly-owned subsidiary, Yankee Energy Services Company (YESCo), is currently negotiating the sale of its more significant Power division investments with several interested parties. These investments include an operating land fill gas (LFG) fueled generating facility in Brookhaven, NY, interests in two operating cogeneration facilities, development stage projects and other less significant assets. The total investment at March 31, 1999 is approximately $15.5 million. Management expects that the sale of the Power division assets will have no material effect on the Company's consolidated balance sheets.

One of Yankee Gas' largest customers was the Foxwoods Hotel and Casino (Foxwoods) operated by the Mashantucket Pequot Indian Tribe (Pequots). The City of Norwich, Connecticut, pursuant to an agreement with the Pequots, became the sole provider of gas transportation service to the Pequots. Yankee Gas has made a claim against the Pequots for payment for distribution facilities, which Yankee Gas constructed pursuant to agreement with the Pequots, which claim seeks to compensate Yankee Gas for its investment. Yankee Gas has on-reservation distribution facilities totaling approximately $0.4 million and off-reservation distribution facilities totaling approximately $4.9 million. Yankee Gas is evaluating the Pequots' response to the claim in an effort to resolve the dispute consensually before any legal action is taken.

5)	FORWARD-LOOKING STATEMENTS

This report contains statements which, to the extent they are not recitations of historical fact, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. When used in this report, the words "anticipate," "plan," "believe," "estimate," "expect," and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements. All forward-looking statements involve risks and uncertainties. Actual results may differ materially from those discussed in, or implied by, the forward-looking statements for reasons including, but not limited to, changes to and developments in the legislative and regulatory environments affecting the Company's business, the impact of competitive products and services, changes in the natural gas industry caused by deregulation and other factors, certain environmental matters and internal and/or third party delays or failures in achieving Year 2000 compliance, as well as such other factors as set forth in the Company's Form 10-K for the year ended September 30, 1998 and in other filings with the Securities and Exchange Commission.


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

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders of Yankee Energy System, Inc.:


We have reviewed the accompanying consolidated balance sheet of Yankee Energy System, Inc. (a Connecticut corporation) and subsidiaries (the Company) as of March 31, 1999, and the related consolidated statements of income for the three- and six-month period then ended and cash flows for the six-month period then ended. These financial statements are the responsibility of the Company's management.

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

	                            Arthur Andersen LLP
Hartford, Connecticut
April 26, 1999

ITEM 2.	Management's Discussion and Analysis of Financial
Condition and Results of Operations


RESULTS OF OPERATIONS

Consolidated net income was $11.5 million for the three months ended March 31, 1999, compared to $10.8 million for the same period a year earlier. The corresponding basic and diluted earnings per share were $1.08 and $1.03 for the three months ended March 31, 1999 and 1998, respectively.

Earnings for the second quarter of fiscal year 1999 increased approximately five percent due to weather that was 15 percent colder than the same period last year. Operating income increased 14 percent over the same period last year, partially offset by an increase in income taxes due to a higher effective tax rate. This quarter's overall earnings were negatively impacted by two items. First, weather again played a role by virtue of a seven percent warmer-than-normal quarter. Management estimates that warmer weather reduced earnings by $1.4 million, or $0.13 per share. The prior year's quarter experienced even warmer than normal weather with management estimating a weather-related reduction to earnings of $3.9 million, or $0.38 per share. Second, a metering problem with an industrial customer resulted in approximately $0.4 million in lost margin during the second quarter. The prior year's quarter was also negatively impacted by customer bill credits of $0.9 million, or $0.09 per share, as part of a rate review settlement reached with the Connecticut Department of Public Utility Control.

A favorable impact to this quarter's results was the continuing operations from nonutility subsidiaries, which performed at a break even level. The recent financial performance at Yankee Energy Services Company (YESCo) reflects the cost reduction initiatives that have now been fully implemented. R. M. Services
(RMS), our receivables management company, again positively contributed to quarterly results. As a result of continuing growth for its collection services, RMS is completing a new call center in East Hartford, Connecticut, which is expected to be operational in the third quarter.


COMPARISON OF THE SECOND QUARTER OF FISCAL 1999 WITH THE SECOND
QUARTER OF FISCAL 1998


OPERATING REVENUES

Utility revenues increased $4.5 million, or 4 percent, in the second quarter of fiscal 1999 compared with the same period in the prior fiscal year. This increase was partially offset by a $0.3 million decrease in operating revenues from nonutility operations. The components of the change in operating revenues are as follows:



                                  Three Months Ended
                                       March 31,        Increase/
                                 1999        1998      (Decrease)
(In thousands)

Firm sales                    $ 94,766       $ 92,853  $  1,913
Firm transportation              8,801          5,419     3,382
Interruptible/off-system sales   4,923          5,409      (486)
Interruptible transportation       700            943      (243)
Other utility revenues           1,681          1,701       (20)
                               _______        _______    _______

Total Utility revenues         110,871        106,325     4,546
Nonutility revenues              6,573          6,868      (295)
                               _______        _______    _______

Total operating revenues      $117,444       $113,193  $  4,251
                               _______        _______    _______
                               _______        _______    _______


The corresponding changes in Yankee Gas' throughput were as follows:

                       Three Months Ended
                           March 31,         Increase/
(Mcf - thousands)        1999      1998      (Decrease)

Firm sales               10,229     9,902       327
Firm transportation       4,116     3,008     1,108
Interruptible/
   off-system sales       1,468     1,228       240
Interruptible
   transportation           955     1,889      (934)
                         _______   ______      _____
Total throughput         16,768    16,027       741
                         _______   ______      _____
                         _______   ______      _____


The change in utility revenues was due primarily to weather that was 15 percent colder than the prior year. The colder weather in the second quarter of the fiscal 1999 heating season directly increased sales to firm sales customers. However, this increase was partially offset by interruptible customers switching to alternative fuels as a result of continued lower oil prices. The slight decrease in nonutility revenues in the second quarter of fiscal 1999 compared to the same period in fiscal 1998 is primarily due to the reorganization of YESCo's operations, offset by an increase in RMS' revenues due to expansion of its collection business.


OPERATING EXPENSES

Total operating expenses increased $1.0 million in the second quarter of fiscal 1999 compared to the same period in the prior year as a result of the following items:

-	Cost of gas decreased $1.3 million, or 2 percent, for
the three months ended March 31, 1999 compared to the three months ended March 31, 1998 due primarily to the continued shift of customers to transportation service, partially offset by an increase in costs due to additional firm sales.

-	Cost of goods sold increased slightly in the second
quarter of fiscal 1999 compared to the second quarter of fiscal 1998 due to increased nonutility activity resulting primarily from an expansion of RMS'collection business, partially offset by the corresponding decrease in YESCo's revenues due to management's reorganization of YESCo.

-	Operations and maintenance expenses increased $1.5
million, primarily due to increases in Yankee Gas expenses for pension, uncollectible accounts, and data center operations. These increases were offset by a slight decrease in nonutility expenses due to cost reduction initiatives implemented by YESCo.

-	Depreciation and amortization expense increased $0.2
million, primarily due to additions in plant, property and investments.

-	Taxes other than income taxes increased $0.6 million,
primarily due to higher Connecticut gross earnings taxes as a result of the increase in revenues.

INTEREST EXPENSE

Interest expense decreased $0.2 million primarily due to lower short-term debt outstanding. This decrease was partially offset by an increase in long-term debt interest expense, primarily due to a $50 million new long-term debt financing completed in January 1999.

INCOME TAXES

Federal and state income taxes increased $2.6 million primarily due to higher pre-tax income and a higher effective tax rate for the three months ended March 31, 1999 compared to the three months ended March 31, 1998. The second quarter effective tax rate reflects a retroactive adjustment to the effective tax rate for the six months ended March 31, 1999.


COMPARISON OF THE FIRST SIX MONTHS OF FISCAL 1999 WITH THE FIRST
SIX MONTHS OF FISCAL 1998


OPERATING REVENUES

Utility revenues decreased $15.4 million, or 8 percent, in the first six months of fiscal 1999 compared with the same period in the prior fiscal year. This decrease was offset by a $2.0 million increase in operating revenues from nonutility operations. The components of the change in operating revenues are as follows:



                                  Six Months Ended
                                       March 31,        Increase/
                                 1999        1998      (Decrease)
(In thousands)

Firm sales                    $158,596       $175,358  $(16,762)
Firm transportation             15,799          9,938     5,861
Interruptible/off-system sales   9,613         13,459    (3,846)
Interruptible transportation     1,605          1,488       117
Other utility revenues           2,440          3,200      (760)
                               _______        _______    _______

Total utility revenues         188,053        203,443   (15,390)
Nonutility revenues             14,392         12,345     2,047
                               _______        _______    _______

Total operating revenues      $202,445       $215,788  $(13,343)
                               _______        _______    _______
                               _______        _______    _______


The corresponding changes in Yankee Gas' throughput were as follows:



                        Six Months Ended
                           March 31,         Increase/
(Mcf - thousands)        1999      1998      (Decrease)

Firm sales               17,322    19,254    (1,932)
Firm transportation       7,298     5,257     2,041
Interruptible/
   off-system sales       2,801     2,994      (193)
Interruptible
   transportation         2,329     3,216      (887)
                         ______    ______      ______
Total throughput         29,750    30,721      (971)
                         ______    ______      ______
                         ______    ______      ______


The change in utility revenues was due to a combination of items directly related to warmer than normal weather experienced over the past two heating seasons. Firm sales continue to decrease as an increasing number of commercial and industrial customers continued to shift from gas sales to transportation service resulting in a decrease in utility revenues. The switch to transportation has no effect on margin because the cost of gas has traditionally been a pass through item. Interruptible revenues decreased primarily as a result of lower oil prices in the first six months of fiscal 1999 compared to the same period in the prior year, which enabled these customers to use a less costly alternative fuel. These decreases were partially offset by an increase in nonutility revenues in the second quarter of fiscal 1999 compared to the same period in fiscal 1998. This increase was primarily due to an increase in R.M. Services' revenues due to expansion of its collection business, offset by a slight decrease in YESCo's revenues due to management's reorganization of YESCo.


OPERATING EXPENSES

Total operating expenses decreased $12.3 million in the first six months of fiscal 1999 compared with the same period in the prior year as a result of the following items:

-	Cost of gas decreased $16.6 million, or 15 percent, for
the six months ended March 31, 1999 compared to the six months ended March 31, 1998 due primarily to the weather impact on firm sales customers and the continued increase in transportation customers.

-	Cost of goods sold increased $1.8 million in the first
six months of fiscal 1999 compared to the first six months of fiscal 1998 due to expansion of R.M. Services' collection business, partially offset by the corresponding decrease in YESCo's revenues due to management's reorganization of YESCo.

-	Operations and maintenance expenses increased $1.2
million, primarily due to increases in data center operation expense, expenses related to nonutility activity, uncollectible expense and pension expenses.

-	Depreciation and amortization expense increased $0.6
million, primarily due to additions in plant, property and investments.

-	Taxes other than income taxes increased $0.8 million,
primarily due to increases in Connecticut unemployment taxes and municipal taxes in fiscal 1999.

INTEREST EXPENSE

Interest expense increased $0.3 million mainly due to higher short-term debt outstanding during the six months ended March 31, 1999 and higher interest on long-term debt, primarily due to a $50 million new long-term debt financing completed in January 1999.

INCOME TAXES

Federal and state income taxes decreased $1.0 million primarily due to lower pre-tax income for the six months ended March 31, 1999 compared to the six months ended March 31, 1998, partially offset by a slight increase in the effective tax rate.


LIQUIDITY AND CAPITAL RESOURCES


Cash and temporary cash investments at March 31, 1999 totaled $11.0 million. Cash provided by operating activities was $38.9 million in the second quarter of fiscal 1999. The increase in cash provided by operating activities was primarily due to a decrease in working capital requirements. The Company also generated cash through financing activities, primarily by the issuance of new common stock and issuance of long-term debt. Cash from operating activities and financing activities was used primarily for repayments of short-term debt, dividend payments and capital expenditures in the first six months of fiscal 1999. Expenditures for investment in plant, property and investments totaled $13.8 million for the first six months of fiscal 1999.

The seasonal nature of gas revenues, inventory purchases and construction expenditures creates a need for short-term borrowing to supplement internally generated funds. As of March 31, 1999, Yankee Gas had a revolving line of credit of $60 million with a group of four banks. Under the agreement, funds may be borrowed on a short-term revolving basis using either fixed or variable rate loans. Yankee Gas also had uncommitted credit lines of $20 million as of March 31, 1999. At March 31, 1999, Yankee Gas had no amounts outstanding under its agreements. Yankee Energy had $16.5 million outstanding at March 31, 1999 under its $25 million committed line of credit, which is used to fund development of the Company's nonutilty businesses. In January 1999, Yankee Gas completed a $50 million new long-term debt financing at 6.2 percent, for the purposes of replacing a portion of the existing outstanding short-term debt. Yankee Gas plans to redeem its Series A Tranche D First Mortgage Bonds in August 1999, with cash on hand and short-term debt available at that time. Series A Trance D First Mortgage Bonds become eligible for early redemption in August 1999.

The long-term credit needs of Yankee Gas are being met by a first mortgage bond indenture which provides for the issuance of bonds from time to time, subject to certain issuance tests. At March 31, 1999, indenture requirements, including the required coverage ratio, would allow for the issuance of an additional $174 million of bonds at an assumed interest rate of 6.6 percent.

Yankee Gas has entered into fixed revenue-rate contracts with two customers for the delivery of natural gas. Yankee Gas has hedged these commitments with the purchase of natural gas swaps. In order to satisfy certain provisions of the arrangement, Yankee Gas has provided a letter of credit for $1.75 million, as of March 31, 1999. The Company's results of operations are unaffected by the hedge transaction given that it passes through the cost of the hedge to either the commodity trading firm or its customer depending on the difference in the fixed and floating prices for gas.

The Company entered into an interest rate swap transaction in February 1999. The $49,000,000 (notional amount) agreement had the effect of converting the interest obligations on Yankee Gas' $19,000,000, 10.07% Bonds and $30,000,000, 7.19% Bonds to
variable rates. Under the agreement, the Company receives the stated fixed rate and pays a floating rate based on a "basket" of interest rate indices, as determined in six month intervals. Net receipts or payments under the agreement are recognized as adjustments to interest expense.


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

As of March 31, 1999, YES has completed the inventory and the assessment of risk phases of the Year 2000 project for all mainframe systems. The Company is currently in the remediation and testing phases. As part of the process, a detailed inventory of all hardware and software currently utilized by the Company has been prepared, and a timetable has been established to ensure testing of all applications. The scope of the assessment phase also included the Company's interface systems with significant suppliers, government agencies and other third parties. However, there can be no guarantee that the systems of these third parties will be converted on a timely basis and will not have an adverse effect on the Company's operations or systems.

All mainframe systems that are being remediated are now in the implementation phase, which as of March 31, 1999 was approximately 98 percent complete. In addition to remediating existing systems, the Company purchased a new human resource information system (HRIS) and a new customer service (CS) system. These systems were purchased to improve functionality of the application software and to improve efficiency and customer service. In addition, any Year 2000 issues associated with these systems will be eliminated. The new HRIS system became operational January 1, 1999 and the new CS system is expected to be operational in July 1999.

For non-mainframe systems, the Company has developed a test environment to carry out the remainder of the remediation program. The inventory and risk assessment phase of all non-mainframe systems has been completed. The completion of the remediation/replacement and testing phases is expected by September 1999. As of March 31, 1999, the Company installed a new supervisory control and data acquisition system (SCADA system), which monitors gas flows and pressures within the gas distribution system. This eliminated any Year 2000 issues associated within that system.

The Company currently estimates that total cost to update all of the Company's systems for Year 2000 compliance will be approximately $21.8 million, including approximately $0.6 million for the new HRIS system, $19.4 million for the new CS system and $1.3 million for the new SCADA system. All such costs associated with system enhancements have and will continue to be expensed as incurred and the costs of new systems will be capitalized as appropriate. As of March 31, 1999, the Company expensed approximately $0.5 million and capitalized approximately $19.0 million, of these costs. The remaining costs will be incurred during fiscal 1999. These costs have been financed through short-term borrowing and internally generated funds.

The primary business risk associated with Year 2000 is the Company's ability to continue to transport and distribute gas to its customers without interruption. In the event the Company and/or its suppliers and vendors are unable to remediate the Year 2000 problem prior to January 1, 2000, operations of the Company could be significantly impacted. In order to mitigate this risk, the Company is developing contingency plans to continue operations through manual intervention and other procedures should it become necessary to do so. Such procedures are expected to include back-up power supply for its critical pipeline and storage operations and, if necessary, curtailment of supply. The Company expects to complete its operational contingency plans by the end of fiscal 1999.

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


ITEM 3.  Quantitative and Qualitative Disclosures About Market
Risk

Commodity Market Risk

Yankee Gas is subject to market risk due to fluctuations in the price of natural gas. All of Yankee Gas' sales are designed to fully recover the cost of gas. Yankee Gas passes on to its firm customers changes in gas costs from those reflected in its tariffs under purchased gas adjustment provisions allowed by the Connecticut Department of Public Utility Control. Interruptible and off-system sales are priced competitively at not less than the cost of gas associated with those sales plus applicable taxes and margin.

Yankee Gas has entered into fixed revenue-rate contracts with two customers for the delivery of natural gas. Yankee Gas has hedged these commitments with the purchase of natural gas swaps. In order to satisfy certain provisions of the arrangement, Yankee Gas has provided a letter of credit for $1.75 million, as of March 31, 1999. The Company's results of operations are unaffected by the hedge transaction given that it passes through the cost of the hedge to either the commodity trading firm or its customer depending on the difference in the fixed and floating prices for gas.

Interest Rate Risk

The Company entered into an interest rate swap transaction in February 1999. The $49,000,000 (notional amount) agreement had the effect of converting the interest obligations on Yankee Gas' $19,000,000, 10.07% Bonds and $30,000,000, 7.19% Bonds to
variable rates. Under the agreement, the Company receives the stated fixed rate and pays a floating rate based on a "basket" of interest rate indices, as determined in six month intervals. Net receipts or payments under the agreement are recognized as adjustments to interest expense. The maximum exposure to the Company is $250,000 per year.

In addition, both Yankee Energy and Yankee Gas have committed and uncommitted lines of credit with variable interest rates.


PART 	II	OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of the Shareholders of the Company was held on January 29, 1999. At the Annual Meeting, the shareholders elected Sanford Cloud, Jr. and John J. Rando as directors to three year terms expiring at the 2001 Annual Meeting of Shareholders. There were 8,850,119 votes for and 156,466 votes against for Mr. Cloud and 8,852,264 votes for and 154,321 votes against for Mr. Rando. The shareholders also ratified the appointment by the Board of Directors of Arthur Andersen LLP as the Company's independent auditors for the fiscal year ending September 30, 1999. There were 8,734,272 votes for, 185,544 votes against and 86,769 abstentions with respect to such ratification.

Item 6.	Exhibits and Reports on Form 8-K

		a.	Exhibits

			Exhibit 4.1 - Bond Purchase Agreement dated January 1, 1999between Yankee Gas and the Purchasers identified therein.

			Exhibit 4.2 - Fifth Supplemental Indenture of Mortgage and of Trust dated January 1, 1999 between Yankee Gas and The Bank of New York as trustee.

			Exhibit 27 - Financial Data Schedule.

		b.	Reports on Form 8-K

			None.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   YANKEE ENERGY SYSTEM, INC.
                                   ___________________________
                                        (Registrant)


Date: May 12, 1999                 /s/ James M. Sepanski
                                  ____________________________
                                   James M. Sepanski
                                   Vice President,
                                   Chief Financial Officer
                                   and Treasurer








Date: May 12, 1999                 /s/ Nicholas A. Rinaldi
                                  _____________________________
                                   Nicholas A. Rinaldi
                                   Controller