Form 10-Q
period 1999-06-30
YANKEE ENERGY SYSTEM INC
filed 1999-08-13
CIK 849210

                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549
                              ______________
                                 FORM 10-Q
                               ____________

(MARK ONE)
          /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
               OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999 OR

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

                    Yes __X__       No ____

                   APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

NUMBER OF SHARES OF COMMON STOCK ($5.00 PAR VALUE)
OUTSTANDING AT APRIL 30, 1999                10,634,866


                    PART 1. FINANCIAL INFORMATION

Item 1.   Financial Statements


                YANKEE ENERGY SYSTEM, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                     Three Months Ended
                                          June 30,
                                       1999       1998
                                     _______    ______
                                     (In thousands,except
                                       per share amounts)

Revenues
  Utility revenues                   $ 49,786   $ 46,283
  Nonutility revenues                   6,435      8,044
                                      _______    _______
     Total revenues                    56,221     54,327
                                      _______    _______
Operating expenses:
  Cost of gas/goods sold               27,991     27,766
  Operations                           14,976     15,271
  Maintenance                           1,399      1,375
  Merger expenses                       1,382          0
  Depreciation and amortization         5,303      4,994
  Taxes other than income taxes         4,058      4,519
                                      _______    _______
     Total operating expenses          55,109     53,925
                                      _______    _______

Operating income                        1,112        402

Other income/expense:
  Other income, net                        37       (185)
  Interest expense, net                 3,607      3,619
                                      _______    _______
Loss before income taxes               (2,458)    (3,402)

Benefit for income taxes                 (350)    (1,500)
                                      _______    _______

Net Loss                             $ (2,108)  $ (1,902)
                                      _______    _______
                                      _______    _______

Basic and Diluted Loss Per
   Common Share	                     $  (0.20)  $  (0.18)
                                      _______    _______
                                      _______    _______


The accompanying notes are an integral part of these financial statements.

                YANKEE ENERGY SYSTEM, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                       Nine Months Ended
                                           June 30,
                                       1999       1998
                                       ____       ____
                                    (In thousands, except
                                      per share information)

Revenues
  Utility revenues                   $237,839   $249,726
  Nonutility revenues                  20,827     20,389
                                      _______    _______
    Total revenues                    258,666    270,115
                                      _______    _______
Operating expenses:
  Cost of gas/goods sold              130,305    144,781
  Operations                           45,680     45,423
  Maintenance                           4,442      3,990
  Merger expenses                       1,382          0
  Depreciation and amortization        15,662     14,727
  Taxes other than income taxes        16,982     16,630
                                      ________   ________
    Total operating expenses          214,453    225,551
                                      _______    _______

Operating income                       44,213     44,564

Other income/expense:
  Other income, net                       116         65
  Interest expense, net                10,870     10,547

                                      _______    _______
Income before income taxes             33,459     34,082

Provision for income taxes             16,271     16,083
                                      _______    _______

Net Income                           $ 17,188   $ 17,999
                                      _______    _______
                                      _______    _______

Basic and Diluted Earnings Per
   Common Share	                     $   1.62   $   1.72
                                      _______    _______
                                      _______    _______




The accompanying notes are an integral part of these financial statements.

               YANKEE ENERGY SYSTEM, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS

                                      June 30,    September 30,
                                        1999         1998
                                      ________    ___________
                                     (Unaudited)
                                        (In thousands)

ASSETS
Utility Plant, at original cost      $565,007   $547,098
  Less:  Accumulated provision for
         depreciation                 218,672    207,872
                                     ________   ________
                                      346,335    339,226
Construction work in progress          29,106     28,707
                                     ________   ________

   Total net utility plant            375,441    367,933
                                     ________   ________

Other property and investments         13,268     12,778
Assets held for sale                   16,160     12,361

Current assets:
  Cash and temporary cash
    investments                         5,443      1,881
  Accounts receivable, net             43,485     35,946
  Fuel supplies                         1,332      1,418
  Other materials and supplies          2,094      1,972
  Accrued utility revenues              3,294      4,028
  Deferred gas costs, current portion   1,744      1,879
  Prepaid expenses and other            6,412     25,327
                                      _______    _______
   Total current assets                63,804     72,451
                                      _______    _______

  Deferred gas costs, net                ---       8,601
  Recoverable environmental
    cleanup costs                      33,454     33,670
  Recoverable income taxes              4,498     10,673
  Recoverable postretirement
    benefits costs                      1,840      1,725
  Other deferred debits                14,116     15,092
                                      _______    _______

   Total Assets                      $522,581   $535,284
                                      _______   ________
                                      _______   ________


The accompanying notes are an integral part of these consolidated financial statements.


                YANKEE ENERGY SYSTEM, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS

                                      June 30,  September 30,
                                       1999         1998
                                     _________   ____________
                                    (Unaudited)
                                         (In thousands)
CAPITALIZATION AND LIABILITIES

Capitalization:
  Common shares - $5.00 par value.
  Authorized 20,000,000 shares; 10,632,746
  shares outstanding at June 30, 1999
  and 10,545,362 outstanding at
  September 30, 1998                 $ 53,164   $ 52,727
  Capital surplus, paid in             91,134     89,818
  Retained earnings                    29,152     23,047
  Employee stock ownership
    plan guarantee                       (200)      (600)
                                      ________   ________
  Total common shareholders' equity   173,250    164,992
  Long-term debt, net of
    current portion                   164,000    131,048
                                      _______    _______
     Total capitalization             337,250    296,040
                                      _______    _______
Current liabilities:
  Notes payable to banks                2,000     75,700
  Long-term debt, current portion      20,615      4,217
  Accounts payable                     17,649     19,643
  Accrued taxes                         8,600       ---
  Accrued interest                      4,346      3,176
  Pipeline transition costs payable     1,779      2,516
  Other                                 5,473      8,402
                                      _______    _______
     Total current liabilities         60,462    113,654
                                      _______    _______

Deferred gas costs, net                 8,577       ---
Accumulated deferred income taxes      61,705     72,816
Accumulated deferred investment
  tax credits                           8,042      8,325
Liability for environmental
  cleanup costs                        35,000     35,000
Postretirement benefits obligation      3,606      3,353
Other deferred credits                  7,939      6,096

Commitments and contingencies (Note 4)
                                     ________   ________
     Total Capitalization and
        Liabilities                  $522,581   $535,284
                                     ________   ________
                                     ________   ________

The accompanying notes are an integral part of these consolidated financial statements.

            YANKEE ENERGY SYSTEM, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                     Nine Months Ended
                                         June 30,
                                     __________________
                                     1999       1998
                                     ____       ____
                                      (In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                         $17,188    $17,999
  Adjusted for the following:
    Depreciation and amortization     15,662     14,727
    Equity earnings from investments     229         (9)
    Deferred income taxes, net        (5,219)       381
    Deferred gas costs activity and
      other non-cash items            19,426      6,717
  Changes in working capital:
    Accounts receivable and accrued
      utility revenues                (6,805)   (16,593)
    Prepaid expenses and other        18,915     (4,215)
    Accounts payable and accrued
       liabilites                      6,606     10,354
    Other working capital
      (excludes cash)                 (1,795)     7,582
                                     _______    _______
Net cash provided by
  operating activities                64,207     36,943
                                     _______    _______
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from common stock
     issuance                          1,553      1,630
  Issuance of long-term debt          50,000       ---
  Retirement of long-term debt          (650)      (650)
  Increase (Decrease) in
     short-term debt                 (73,700)     1,700
  Cash dividends                     (11,083)   (10,636)
                                     ________   ________
Net cash used for financing
   activities                        (33,880)    (7,956)
                                     ________   ________

INVESTMENT IN PLANT AND OTHER:
  Utility plant                      (21,232)   (23,909)
  Other propertyinvestments and
     assets held for sale             (5,533)    (4,191)
                                    ________   ________
Net cash used for plant and other    (26,765)   (28,100)
                                     ________    _______

Net Increase in Cash and Temporary
   Cash Investments for the Period     3,562        887

Cash and Temporary Cash Investments,
   beginning of period                 1,881      2,239
                                     ________   ________
Cash and Temporary Cash Investments,
   end of period                     $ 5,443    $ 3,126
                                     ________   _______
                                     ________   _______
Supplemental Cash Flow Information:
  Cash paid during the period for:
  Interest, net of amounts
   capitalized                       $10,327    $ 9,403
  Income taxes                       $ 4,676    $ 9,406


The accompanying notes are an integral part of these consolidated financial statements.

YANKEE ENERGY SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1)	GENERAL

The accompanying unaudited consolidated financial statements should be read in conjunction with the Annual Report of Yankee Energy System, Inc. (the Company) on Form 10-K for the fiscal year ended September 30, 1998 (1998 Form 10-K), including the audited financial statements (and notes thereto) incorporated by reference therein and the Company's quarterly reports on Form 10-Q for the quarters ended December 31, 1998 and March 31, 1999. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of the Company as of June 30, 1999, and its results of operations for the three and nine months ended June 30, 1999 and 1998 and cash flows for the nine months ended June 30, 1999 and 1998. The results of operations for the three and nine months ended June 30, 1999 and 1998 are not necessarily indicative of the results expected for a full year, due mainly to the highly seasonal nature of the gas business.

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

The Company computes and presents basic and diluted earnings per share. The basic weighted average shares outstanding for the three months ended June 30, 1999 and 1998 were 10,627,342 and 10,507,092, respectively, and for the nine months ended June 30, 1999 and 1998 were 10,601,079 and 10,484,037, respectively. The diluted weighted average shares outstanding for the three months ended June 30, 1999 and 1998 were 10,648,053 and 10,511,273, respectively, and for the nine months ended June 30, 1999 and 1998 were 10,616,111 and 10,490,970, respectively. As such, there is no material difference between basic and diluted earnings per share.

4) 	COMMITMENTS AND CONTINGENCIES

The Company faces a number of contingencies which arise during the normal course of business and which have been discussed in Note 9 (entitled "Commitments and Contingencies") to the Consolidated Financial Statements included in the Company's 1998 Form 10-K Report. Except as disclosed below, for the nine months ended June 30, 1999, there have been no material changes in the matters discussed in Note 9 to the Company's 1998 Form 10-K Report.

YESCo Power Division: The Company's wholly-owned subsidiary, Yankee Energy Services Company (YESCo), is currently negotiating the sale of its more significant Power Division investments with several interested parties. These investments include an operating land fill gas (LFG) fueled generating facility in Brookhaven, NY, interests in two operating cogeneration facilities, development stage projects and other less significant assets. The total investment at June 30, 1999 is approximately $16.2 million. Management expects that the sale of the Power Division assets will have no material effect on the Company's consolidated results of operations or financial position.

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

6)	RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform with current year presentation.

7)	MERGER COSTS

On June 15, 1999, the Boards of Directors of Northeast Utilities and the Company announced that the companies entered into an Agreement and Plan of Merger pursuant to which the Company become a wholly-owned subsidiary of Northeast Utilities in a transaction which is valued at $679 million and includes the assumption of debt. See section in Management's Discussion and Analysis entitled "Yankee
Energy System, Inc./Northeast Utilities Merger" for further detail. The Company has recorded $1.4 million of merger related costs for legal, consulting and business advisory services. In future quarters, the Company expects to incur approximately $3.6 million in additional merger costs.
These additional costs will be incurred in connection with the process of receiving stockholder and regulatory approvals, and will be expensed as incurred.

8)	FORWARD-LOOKING STATEMENTS

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

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Yankee Energy System, Inc.:

We have reviewed the accompanying consolidated balance sheet of Yankee Energy System, Inc. (a Connecticut corporation) and subsidiaries (the Company) as of June 30, 1999, and the related consolidated statements of income for the three-month and nine-month periods ended June 30, 1999 and 1998 and the consolidated statement of cash flows for the nine-month periods ended June 30, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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

	                            Arthur Andersen LLP
Hartford, Connecticut
July 29, 1999

ITEM 2.	Management's Discussion and Analysis of Financial
Condition and Results of Operations


RESULTS OF OPERATIONS

Consolidated net loss was $2.1 million for the three months ended June 30, 1999, compared to a loss of $1.9 million for the same period a year earlier. The corresponding basic and diluted losses per share were $0.20 and $0.18 for the three months ended June 30, 1999 and 1998, respectively.

Results for the quarter ended June 30, 1999 include merger-related expenses which totaled approximately $1.4 million, or $0.13 per share, and are associated with the Company's merger agreement with Northeast Utilities signed on June 14, 1999.

Earnings for the third quarter of fiscal year 1999 increased approximately $0.4 million due to weather that was 6 percent colder than the same period last year. However, overall earnings for the quarter were still negatively impacted by weather that was 9 percent warmer-than-normal. Management estimates warmer weather reduced earnings by $0.3 million or $0.03 per share. The prior year's quarter experienced weather that was 14 percent warmer than normal with management estimating a weather related reduction to earnings of $1.0 million or $0.09 per share. In addition, the prior year's quarter was also negatively impacted by customer bill credits of $0.4 million or $0.04 per share as part of a rate review settlement reached with the Connecticut Department of Public Utility Control.

The substantial improvement shown in the quarter to quarter performance, exclusive of merger related expenses, is directly tied to the performance of the Company's unregulated subsidiaries, chiefly at Yankee Energy Services Company (YESCo) where losses have been significantly reduced as the result of cost reduction initiatives begun at the end of the fourth quarter of the last fiscal year. R.M. Services, the Company's receivables management company, and Yankee Energy Financial Services Company have also continued to perform well with both contributing profits for the current quarter and for the current nine month period as well.


COMPARISON OF THE THIRD QUARTER OF FISCAL 1999 WITH THE THIRD
QUARTER OF FISCAL 1998


OPERATING REVENUES

Utility revenues increased $3.5 million, or 8 percent, in the third quarter of fiscal 1999 compared with the same period in the prior fiscal year. This increase was partially offset by a $1.6 million decrease in operating revenues from nonutility operations. The components of the change in operating revenues are as follows:


                                  Three Months Ended
                                       June 30,         Increase/
                                 1999        1998      (Decrease)
(In thousands)

Firm sales                    $ 38,021       $ 36,208  $  1,813
Firm transportation              5,227          4,730       497
Interruptible/off-system sales   4,145          3,820       325
Interruptible transportation     1,084          1,143       (59)
Other utility revenues           1,309            382       927
                               _______        _______    _______

Total Utility revenues          49,786         46,283     3,503
Nonutility revenues              6,435          8,044    (1,609)
                               _______        _______    _______

Total operating revenues      $ 56,221       $ 54,327  $  1,894
                               _______        _______    _______
                               _______        _______    _______


The corresponding changes in Yankee Gas' throughput were as follows:

                       Three Months Ended
                            June 30,         Increase/
(Mcf - thousands)        1999      1998      (Decrease)

Firm sales                4,038     3,908       130
Firm transportation       2,365     2,286        79
Interruptible/
   off-system sales       1,282     1,078       204
Interruptible
   transportation         1,114     1,578      (464)
                         _______   ______      _____
Total throughput          8,799     8,850       (51)
                         _______   ______      _____
                         _______   ______      _____


The change in utility revenues was due primarily to weather that was 6 percent colder than the prior year. The colder weather in the third quarter of the fiscal 1999 heating season directly increased volumes to firm customers. However, this increase was partially offset by interruptible customers switching to alternative fuels as a result of continued lower oil prices. The decrease in nonutility revenues in the third quarter of fiscal 1999 compared to the same period in fiscal 1998 is primarily due to the reorganization of YESCo's operations, partially offset by an increase in RMS' revenues due to expansion of its collection business.


OPERATING EXPENSES

Total operating expenses, excluding merger expenses, decreased
$0.2 million in the third quarter of fiscal 1999 compared to the same period in the prior year as a result of the following items:

Cost of gas increased $2.0 million, or 9 percent, for the three months ended June 30, 1999 compared to the three months ended June 30, 1998 due primarily to an increase in costs from additional firm sales, partially offset by the continued shift of customers to transportation service.

Cost of goods sold decreased $1.8 million in the third quarter of fiscal 1999 compared to the third quarter of fiscal 1998 primarily due to the decrease in YESCo's revenues as a result of management's reorganization of YESCo, partially offset by increased nonutility activity resulting primarily from an expansion of RMS' collection business.

Operations and maintenance expenses decreased $0.3 million, primarily due to decreases in nonutility expenses resulting from cost reduction initiatives implemented by YESCo. These decreases were offset by an increase in Yankee Gas' pension expense.

Depreciation and amortization expense increased $0.3 million, primarily due to additions in plant, property and investments.

Taxes other than income taxes decreased $0.4 million, primarily due to lower Connecticut gross earnings taxes as a result of a decrease in taxable revenues.


INCOME TAXES

Federal and state income taxes benefit decreased $1.2 million primarily due to lower pre-tax losses for the three months ended
June 30, 1999 compared to the three months ended June 30, 1998 and the nondeductiblity of merger expenses for tax purposes.

COMPARISON OF THE FIRST NINE MONTHS OF FISCAL 1999 WITH THE FIRST
NINE MONTHS OF FISCAL 1998


OPERATING REVENUES

Utility revenues decreased $11.9 million, or 4.8 percent, in the first nine months of fiscal 1999 compared with the same period in the prior fiscal year. This decrease was offset by a $0.4 million increase in operating revenues from nonutility operations. The components of the change in operating revenues are as follows:


                                  Nine Months Ended
                                      June 30,          Increase/
                                 1999        1998      (Decrease)
(In thousands)

Firm sales                    $196,615       $211,565  $(14,949)
Firm transportation             21,027         14,668     6,359
Interruptible/off-system sales  13,758         17,278    (3,520)
Interruptible transportation     2,689          2,631        58
Other utility revenues           3,750          3,584       166
                               _______        _______    _______

Total utility revenues         237,839        249,726   (11,886)
Nonutility revenues             20,827         20,389       437
                               _______        _______    _______

Total operating revenues      $258,666       $270,115  $(11,449)
                               _______        _______    _______
                               _______        _______    _______


The corresponding changes in Yankee Gas' throughput were as follows:



                        Nine Months Ended
                            June 30,         Increase/
(Mcf - thousands)        1999      1998      (Decrease)

Firm sales               21,360    23,321    (1,961)
Firm transportation       9,663     7,384     2,279
Interruptible/
   off-system sales       4,082     4,072        10
Interruptible
   transportation         3,444     4,794    (1,350)
                         ______    ______     ______
Total throughput         38,549    39,571    (1,022)
                         ______    ______      ______
                         ______    ______      ______


The change in utility revenues was due to a combination of items directly related to warmer than normal weather experienced over the past two heating seasons. Firm sales continue to decrease as an increasing number of commercial and industrial customers continued to shift from gas sales to transportation service resulting in a decrease in utility revenues. The switch to transportation has no effect on margin because the cost of gas has traditionally been a pass through item. Interruptible revenues decreased primarily as a result of lower oil prices in the first nine months of fiscal 1999 compared to the same period in the prior year, which enabled these customers to use a less costly alternative fuel. Increase in nonutility revenues was primarily due to an increase in R.M. Services' revenues due to expansion of its collection business, offset by a slight decrease in YESCo's revenues due to management's reorganization of YESCo.


OPERATING EXPENSES

Total operating expenses, excluding merger expenses, decreased
$12.5 million in the first nine months of fiscal 1999 compared with the same period in the prior year as a result of the following items:

Cost of gas decreased $14.6 million, or 11.3 percent, for the nine months ended June 30, 1999 compared to the nine months ended June
30, 1998 due primarily to the weather impact on firm sales customers and the continued increase in transportation customers.

Cost of goods sold decreased $.2 million in the first nine months of fiscal 1999 compared to the first nine months of fiscal 1998 due to the corresponding decrease in YESCo's revenues as a result of management's reorganization of YESCo partially offset by expansion of R.M. Services' collection business.

Operations and maintenance expenses increased $0.7 million, primarily due to increases in data center operation expense, uncollectible and pension expense.

Depreciation and amortization expense increased $0.9 million, primarily due to additions in plant, property and investments.

Taxes other than income taxes increased $0.4 million, primarily due to increases in Connecticut unemployment taxes and municipal taxes in fiscal 1999.

INTEREST EXPENSE

Interest expense increased $0.3 million mainly due to higher interest on long-term debt, primarily due to a $50 million new long-term debt financing completed in January 1999.

INCOME TAXES

Federal and state income taxes increased $0.2 million primarily due to higher pre-tax income for the nine months ended June 30, 1999 compared to the nine months ended June 30, 1998 and the nondeductibility of merger expenses for tax purposes partially offset by a lower effective tax rate for the nine months ended June 30, 1999.


LIQUIDITY AND CAPITAL RESOURCES

Cash and temporary cash investments at June 30, 1999 totaled $5.4 million. Cash provided by operating activities was $59.9 million in the third quarter of fiscal 1999. The increase in cash provided by operating activities was primarily due to a decrease in working capital requirements. The Company also generated cash through financing activities, primarily by the issuance of new common stock and long-term debt. Cash from operating activities and financing activities was used primarily for repayments of short-term debt, dividend payments and capital expenditures in the first nine months of fiscal 1999. Expenditures for investment in plant, property and investments totaled $22.5 million for the first nine months of fiscal 1999.

The seasonal nature of gas revenues, inventory purchases and construction expenditures creates a need for short-term borrowing to supplement internally generated funds. As of June 30, 1999, Yankee Gas had a revolving line of credit of $60 million with a group of four banks. Under the agreement, funds may be borrowed on a short-term revolving basis using either fixed or variable rate loans. Yankee Gas also had uncommitted credit lines of $20 million as of June 30, 1999. At June 30, 1999, Yankee Gas had no amounts outstanding under its agreements. Yankee Energy had $2.0 million outstanding at June 30, 1999 under its $15 million committed line of credit, which is used to fund development of the Company's nonutilty businesses. In January 1999, Yankee Gas completed a $50 million new long-term debt financing at 6.2 percent, for the purposes of replacing a portion of the existing outstanding short-term debt. On August 2, 1999 Yankee Gas redeemed its Series A Tranche D First Mortgage Bonds with cash on hand and short-term debt facilities.

The long-term credit needs of Yankee Gas are being met by a first mortgage bond indenture which provides for the issuance of bonds from time to time, subject to certain issuance tests. At June 30, 1999, indenture requirements, including the required coverage ratio, would allow for the issuance of an additional $163.0 million of bonds at an assumed interest rate of 7.04 percent.

Yankee Gas has entered into fixed revenue-rate contracts with two customers for the delivery of natural gas. Yankee Gas has hedged these commitments with the purchase of natural gas swaps. In order to satisfy certain provisions of the arrangement, Yankee Gas has provided a letter of credit for $1.75 million, as of June 30, 1999. The Company's results of operations are unaffected by the hedge transaction given that it passes through the cost of the hedge to either the commodity trading firm or its customer depending on the difference in the fixed and floating prices for gas.


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

As of June 30, 1999, YES completed the inventory and the assessment of risk phases of the Year 2000 project for all mainframe systems. The Company is currently in the remediation and testing phases. As part of the process, a detailed inventory of all hardware and software currently utilized by the Company has been prepared, and a timetable has been established to ensure testing of all applications. The scope of the assessment phase also included the Company's interface systems with significant suppliers, government agencies and other third parties. However, there can be no guarantee that the systems of these third parties will be converted on a timely basis and will not have an adverse effect on the Company's operations or systems.

All mainframe systems that are being remediated are now in the implementation phase, which as of June 30, 1999 was approximately 99 percent complete. In addition to remediating existing systems, the Company purchased a new human resource information system
(HRIS) and a new customer service system (CCIS). These systems were purchased to improve functionality of the application software and to improve efficiency and customer service. In addition, the new systems eliminate any Year 2000 issues associated with the original systems. The new HRIS system became operational January 1, 1999 and the new CCIS system became operational on July 12, 1999.

For non-mainframe systems, the Company has developed a test environment to carry out the remainder of the remediation program. The inventory and risk assessment phase of all non-mainframe systems has been completed. The completion of the remediation/replacement and testing phases is expected by September 1999. The Company installed a new supervisory control and data acquisition system (SCADA system), which monitors gas flows and pressures within the gas distribution system. This eliminated any Year 2000 issues associated with that system.

The Company currently estimates that total cost to update all of the Company's systems for Year 2000 compliance will be approximately $23.1 million, including approximately $0.6 million for the new HRIS system, $19.8 million for the new CCIS system and $1.3 million for the new SCADA system. All such costs associated with system enhancements have and will continue to be expensed as incurred and the costs of new systems will be capitalized as appropriate. As of June 30, 1999, the Company expensed approximately $0.3 million and capitalized approximately $21.4 million, of these costs. The remaining costs will be incurred during calendar 1999. These costs have been financed through short-term borrowing and internally generated funds.

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

Although the Company expects its systems to be Year 2000 compliant on or before December 31, 1999, it cannot predict the outcome or the success of its Year 2000 program or its Y2K contingency plans, or that the costs required to address the Year 2000 issue, or that the impact of a failure to achieve substantial Year 2000 compliance, will not have a material adverse effect on the Company's business, financial condition or results of operations.


YANKEE ENERGY SYSTEM, INC./NORTHEAST UTILITIES MERGER

On June 14, 1999, the Company and Northeast Utilities (NU) entered into an Agreement and Plan of Merger (the Merger Agreement) providing for a merger transaction between the Company and NU. Pursuant to the Merger Agreement, the Company will merge with and into Merger Sub (the Merger), a Connecticut corporation to be formed by NU prior to the closing of the Merger as a wholly owned subsidiary of NU. Merger Sub will be the surviving entity, but will change its name to "Yankee Energy System, Inc." As a result of the Merger, the Company will become a wholly owned subsidiary of NU. The transaction is valued at $679 million and includes the assumption of debt of approximately $201 million. The combination will be accounted for using the purchase method of accounting.

Under terms of the Merger Agreement, each share of Company's common stock will be converted into the right to receive (i) $45.00 in cash, subject to adjustment under certain circumstances (the Cash Consideration), (ii) a number of shares of NU common stock calculated pursuant to the Exchange Ratio (as described below), or (iii) a combination of cash and shares of NU common stock. The Exchange Ratio will be equal to the Cash Consideration divided by the average of the closing prices of NU common stock for a defined period prior to the closing.

The ability of Company shareholders to elect to receive cash, NU common stock or a combination of the two will be subject to the requirement that the aggregate number of shares of Company common stock that may be converted into cash will be 55% of the issued and outstanding shares of Company common stock prior to the Merger and the aggregate number of shares of Company common stock that may be converted into NU common stock will be 45% of the issued and outstanding shares of Company common stock. In the event the Company's shareholders elect to receive cash or NU common stock in excess of these percentages, such amounts of cash and stock receivable will be adjusted on a pro rata basis. The transaction is expected to be tax free to the Company's shareholders to the extent they receive common stock of NU.

The Merger is conditioned on, among other things, the approval of the Company's shareholders and various regulatory agencies, including the DPUC and the Securities and Exchange Commission. The Company expects the Merger to close in the first half of next year.


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

Yankee Gas has entered into fixed revenue-rate contracts with two customers for the delivery of natural gas. Yankee Gas has hedged these commitments with the purchase of natural gas swaps. In order to satisfy certain provisions of the arrangement, Yankee Gas has provided a letter of credit for $1.75 million, as of June 30, 1999. The Company's results of operations are unaffected by the hedge transaction given that it passes through the cost of the hedge to either the commodity trading firm or its customer depending on the difference in the fixed and floating prices for gas.

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

On June 18, 1999, the Company filed a Current
Report on Form 8-K dated June 14, 1999 reporting in
Item 5 thereof the execution of an Agreement and Plan of Merger between the Company and Northeast
Utilities, pursuant to which the Company will become a wholly-owned subsidiary of Northeast
Utilities.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


YANKEE ENERGY SYSTEM, INC.
___________________________
(Registrant)


					/s/ James M. Sepanski
Date: August 13, 1999			___________________________
                                        James M. Sepanski
                                        Vice President,
                                        Chief Financial Officer
                                        and Treasurer



					/s/ Nicholas A. Rinaldi
Date: August 13, 1999	 		____________________________
                                        Nicholas A. Rinaldi
                                        Controller