Form 10-K405
period 1999-09-30
YANKEE ENERGY SYSTEM INC
filed 1999-12-29
CIK 849210

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to _________

                         Commission File Number 0-10721

                           YANKEE ENERGY SYSTEM, INC.
                           --------------------------
             (Exact name of registrant as specified in its charter)


                                                           599 Research Parkway
        Connecticut                    06-1236430               Meriden, CT         06450-1030
-------------------------------      ----------------      ---------------------     ----------
(State or other jurisdiction of      (I.R.S. Employer      (Address of principal     (Zip Code)
incorporation or organization)      Identification No.)     executive offices)


                                 (203) 639-4000
                                 --------------
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

  Title of each class                  Name of each exchange on which registered
  -------------------                  -----------------------------------------
Common Stock, Par Value $5 Per Share
and Common Share Purchase Rights                   New York Stock Exchange
------------------------------------               -----------------------

Securities registered pursuant to Section 12(g) of the Act:

                                      None
                                      ----
                                (Title of class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __
                                              --

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting stock held by non-affiliates of the registrant at December 7, 1999 was $459,867,562 based on the closing price of $43.25 per share. On December 7, 1999, the Company had 10,632,776 shares of common stock outstanding.

                           YANKEE ENERGY SYSTEM, INC.
                                    FORM 10-K
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1999

                                TABLE OF CONTENTS


                                                                                  PAGES
                                                                                  -----

                                     PART I

Item 1.   Business...............................................................    1
             The Company ........................................................    1
             Gas Markets and Customers...........................................    1
             Gas Supply..........................................................    3
             Regulation and Rates ...............................................    5
             Energy Services ....................................................    7
             Competition ........................................................    7
             Environmental Matters ..............................................    8
             Franchises .........................................................    8
             Employees ..........................................................    9
Item 2.    Properties ...........................................................    9
Item 3.    Legal Proceedings ....................................................    9
Item 4.    Submission of Matters to a Vote of Security Holders ..................   10

                                     PART II

Item 5.    Market for Company's Common Equity and Related Stockholders Matters...   10
Item 6.    Selected Financial Data ..............................................   11
Item 7.    Management's Discussion and Analysis of Financial Conditions and
             Results Of Operations ..............................................   12
Item 7a.   Quantitative and Qualitative Disclosures About Market Risk ...........   19
Item 8.    Financial Statements and Supplementary Data...........................   20
Item 9.    Changes In and Disagreements with Accountants on Accounting and
           Financial Disclosure .................................................   20

                                    PART III

Item 10.   Directors and Executive Officers of the Company ......................   21
Item 11.   Executive Compensation ...............................................   23
Item 12.   Security Ownership of Certain Beneficial Owners and Management .......   29
Item 13.   Certain Relationships and Related Transactions .......................   30

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K ......   30
           Signatures


                                     PART 1

ITEM 1.           BUSINESS

THE COMPANY

     Yankee Energy System, Inc. ("Yankee Energy" or the "Company"), is a public utility holding company incorporated in Connecticut in 1989. The Company is primarily engaged in the retail distribution of natural gas through its wholly-owned subsidiary, Yankee Gas Services Company ("Yankee Gas"), a Connecticut public service company. Yankee Gas serves approximately 185,000 residential, commercial and industrial customers in 69 cities and towns in Connecticut. The Company is exempt from registration under the Public Utility Holding Company Act of 1935.

     The Company has four additional wholly-owned operating subsidiaries which support the Company's core natural gas distribution business or allow the Company to position itself in the market place as a provider of a full range of energy-related mechanical services to commercial, industrial and institutional customers.

     Yankee Energy Services Company ("YESCo") provides comprehensive building automation services, including engineering, installing, and maintaining building control systems through its YESCo Controls Division and comprehensive heating ventilation and air-conditioning ("HVAC"), boiler and refrigeration equipment services and installation through its YESCo Mechanical Services Division. The Company is in the process of selling a substantial portion of the assets of YESCo's Power Division. R.M. Services, Inc. ("RMS"), directly and under contract with Dun and Bradstreet Receivables Management Services, provides residential collection services for companies throughout the United States, and Yankee Energy Financial Services Company ("Yankee Financial") provides a full range of equipment and home improvement financing services through various programs, such as the Hometown Energy and Energy Key Loan Programs. Finally, NorConn Properties, Inc. ("NorConn"), owns selected system real estate and leases it to Yankee Gas.

GAS MARKETS AND CUSTOMERS

     GENERAL. Yankee Gas operates the largest natural gas distribution system in Connecticut as measured by number of customers and size of service territory. Total throughput (sales and transportation) for fiscal 1999 was 46.4 billion cubic feet ("Bcf"). In fiscal 1999, total gas operating revenues were comprised of the following: 49% residential; 28% commercial; 20% industrial; and the remaining 3% other. Yankee Gas provides firm gas sales service to customers who require a continuous gas supply throughout the year, such as residential customers who rely on gas for their heating, hot water, and cooking needs. Yankee Gas also provides interruptible gas sales service to certain commercial and industrial customers that have the capability to switch from natural gas to an alternative fuel on short notice. Yankee Gas can interrupt service to these customers during peak demand periods. Yankee Gas offers firm and interruptible transportation services to customers who purchase gas from sources other than Yankee Gas. In addition, Yankee Gas performs gas exchanges and capacity releases to marketers to reduce its overall gas expense.

     FIRM SALES. In fiscal 1999, total firm gas sales of 24.7 Bcf accounted for approximately 53% of total throughput and approximately 81% of the Company's total operating revenues. Firm gas sales, particularly sales for residential space heating, are highly seasonal. In fiscal 1999, about 64% of total firm sales occurred in the five months from November through March. The following tables set forth certain information with respect to firm sales in fiscal 1999.


                             FISCAL 1999 FIRM SALES

                                                                 Volumes as
                     Average Number   Volumes                   a Percent of
                      of Customers    in Bcf      Revenues       Firm Sales
                      ------------    -------    ------------   ------------

     Residential           162,880       12.1    $136,085,735             49
     Commercial             17,086        5.8      57,446,113             23
     Industrial              1,531        6.8      30,273,699             28
                      ------------     ------    ------------   ------------
                           181,497       24.7    $223,805,547            100%


     INTERRUPTIBLE SALES. In fiscal 1999, total interruptible gas sales of 5.2 Bcf accounted for approximately 11% of total throughput and approximately 7% of the Company's total operating revenues. The price charged for interruptible sales service is a market price based on the cost of the customer's alternative fuel, which is usually oil. Interruptible sales depend upon the availability of gas supplies and, generally, have provided lower margins than firm sales. Yankee Gas has authorization from the Connecticut Department of Public Utility Control ("DPUC") to engage in flexible pricing to meet market prices for alternative fuels available to interruptible customers. The following table sets forth certain information with respect to interruptible sales in fiscal 1999.

                         FISCAL 1999 INTERRUPTIBLE SALES

                                     Average Number     Volumes
                                     of Customers       in Bcf       Revenues
                                     ------------       ------       --------

     Commercial and Industrial           250              5.2       $18,109,426


     TRANSPORTATION SERVICES. Yankee Gas offers firm and interruptible transportation service to its industrial and commercial customers. In fiscal 1999, total transportation sales accounted for approximately 11% of the Company's total operating revenues. These transportation services permit customers who desire to purchase gas from sources other than Yankee Gas to do so, provided they have made all the necessary arrangements with the transmission pipelines to deliver their gas to the Yankee Gas distribution system. Industrial and commercial customers can purchase gas directly from producers and suppliers and contract for transportation services rather than purchase gas solely from the local distribution system. Generally, interruptible transportation service is highly sensitive to alternative fuel prices as well as to the availability of interstate pipeline capacity into the region. Under existing tariff structures, the financial condition of the Company is unaffected by customers electing to use transportation service in lieu of making gas purchases from Yankee Gas. The average number of transportation customers was 3,412 during fiscal 1999.

     MARKET EXPANSION STRATEGY. The Company completed a customer and market segmentation study during 1999 that provides an in-depth analysis of customer use of the Company's products and services and will be used to identify additional sales opportunities.

Marketing information about current customers and new opportunities is directing the Company's efforts to expand its distribution service. These efforts focus on increasing the number of residential households using natural gas, increasing the uses of natural gas by existing Yankee Gas customers, and increasing the overall number of both large and small customers through expansion of Yankee Gas' distribution system within its service territory. In the residential and small commercial market, Yankee Gas focuses marketing efforts on entities along Yankee Gas' existing mains because they present opportunities to increase gas sales with little or no capital investment. In the larger commercial and industrial markets, the Company seeks to expand gas sales by increasing sales to existing customers for both traditional and innovative uses, such as infrared heating, engine-driven air compression, cooling, distributed electric generation and combined heat and power. The Company also emphasizes attracting new commercial and industrial customers within its service territory.

GAS SUPPLY

     In 1992, the Federal Energy Regulatory Commission ("FERC") issued Order No. 636, which required natural gas pipeline companies to separate or "unbundle" their services. Prior to the issuance of Order No. 636, natural gas pipeline companies sold pipeline services, such as gas purchasing, storage and transportation, as a package. In 1993, the interstate pipeline companies that provided natural gas to Yankee Gas complied with Order No.
636. As a result, Yankee Gas executed contracts with interstate pipeline companies for services to transport gas from production and underground storage areas to Yankee Gas' service territory to replace the traditional merchant services previously provided by the pipeline companies. Yankee Gas concurrently replaced the gas supply traditionally obtained from the pipeline companies' merchant services with firm purchases directly from producers and/or marketing companies. The FERC continues to regulate the rates charged by interstate pipeline companies for transportation and storage of natural gas, but does not regulate the price of natural gas purchased by the Company from producers and marketing companies.

     Interstate pipelines delivered over 99.9 percent of Yankee Gas' 1999 fiscal year requirements to its distribution system. Interstate pipeline capacity enabled Yankee Gas to meet its firm customers' requirements with pipeline supplies for more than 99.9 percent of the year.

     The following table sets forth sources of fiscal 1999 gas supply (including purchases for storage injections):

                                                   Percent of
                  Source                          Total Supply
                  ------                          ------------

                  Alberta Northeast Gas, Limited     21.60
                  Other Canadian Supplies            56.33
                  Domestic Supply                    22.05
                  Other (Peaking)                     0.02
                                                    ------
                                            Total   100.00%

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

     During fiscal 1999, one of Yankee Gas' largest Canadian suppliers was Alberta Northeast Gas, Limited ("ANE"). ANE is an entity formed by several utilities in the Northeast to aggregate the purchase of gas from Western Canada and to facilitate its sale to local gas distribution company ("LDC") owners at the United States-Canadian border. Yankee Gas held a 15.9 percent equity interest in ANE until July 1, 1998 at which time Yankee Gas reduced its equity interest to 5.3 percent.

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

TRANSPORTATION SERVICE CONTRACTS:

                               Annual Transport
     Pipeline                      Quantity            Expiration
     --------                      --------            ----------

     Tennessee                     27.7 Bcf             2003-2017
     Algonquin                     39.6 Bcf             2001-2014
     Texas Eastern                 38.2 Bcf             2003-2014
     CNG Transmission               2.7 Bcf             2003-2012
     Transco                       0.63 Bcf             2008
     National Fuel                 0.63 Bcf             2003


STORAGE SERVICE CONTRACTS:

                               Annual Storage
     Pipeline                     Quantity             Expiration
     --------                     --------             ----------

     Tennessee                     1.9 Bcf              2003
     Texas Eastern                 1.7 Bcf              2012-2013
     CNG Transmission              1.4 Bcf              2003-2012

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

     Yankee Gas does not have sufficient capacity entitlements on the interstate pipelines to serve its firm customers with pipeline-delivered gas at all times. During the winter, therefore, whenever daily firm demand exceeds the amount of gas delivered by the pipelines, service to interruptible customers is curtailed. Yankee Gas supplements pipeline gas with a propane-air mixture produced at facilities within Yankee Gas' service territory and with contracted peaking gas supplies. In fiscal 1999, these gas supplies comprised less than 1 percent of Yankee Gas' total supply.

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

     Yankee Gas' rate order, effective for service rendered on and after October 1, 1992, allowed a return on equity ("ROE") of 12.43 percent and provided for favorable accounting treatment for environmental cleanup costs, post-retirement benefits and certain other major items.

     On August 25, 1996, Yankee Gas filed an application with the DPUC for a Financial and Operation Review ("Review") of Yankee Gas. This Review was required under Connecticut law because Yankee Gas had not undergone a rate proceeding within the four years preceding the 1996 application. The DPUC issued a decision on July 9, 1997, which called for a reduction of Yankee Gas' ROE from 12.43 percent to 11.15 percent. The DPUC believed that lower interest rates and allowed rates of return for other Connecticut utilities justified a lower ROE for Yankee Gas. On October 1, 1997, the DPUC approved an amendment to the settlement agreement between Yankee Gas and the Connecticut Office of Consumer Counsel that, among other things, required Yankee Gas to credit $3.2 million to firm sales customers through the PGA during fiscal 1998.

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

     In July 1994, the DPUC issued an order permitting the recovery of transition costs billed by pipelines under Order No. 636 through various mechanisms authorized by the DPUC. Through September 30, 1999, Yankee Gas has paid approximately $21.5 million of transition costs and an additional $1.5 million are anticipated. To date, Yankee Gas has collected $53.6 million through a combination of credits received from pipeline refunds, capacity release agreements, deferred gas costs credits, off system sales margins and excess interruptible margins. The DPUC approved the settlement agreement in January 1996 and an amendment thereto in October 1997 between Yankee Gas and the Connecticut Office of Consumer Counsel that permits Yankee Gas to retain over-collected transition cost credits to offset certain deferred regulatory assets. As of September 30, 1999, excess collections of approximately $32.1 million were applied against the deferred regulatory assets specified in the agreement.

     In January 1996, the DPUC, in response to Order No. 636, authorized the Connecticut LDCs to offer unbundled firm transportation rates to its commercial and industrial customers. The DPUC's decision permits Yankee Gas to offer a variety of service options to its commercial and industrial firm transportation customers. Yankee Gas implemented new firm transportation rates and services in April 1996. In October, 1998, the DPUC issued a decision making a number of modifications to the commercial and industrial firm transportation program. These modifications became effective on January 1, 1999 and are designed to simplify and improve the program based on the initial firm transportation experience. As of September 30, 1999, Yankee Gas had approximately 3,627 customers under firm transportation service. The conversion by existing customers to transportation service will result in decreased revenues for Yankee Gas, as that portion of revenues representing gas costs will be borne directly by these customers who will purchase their own gas directly. Yankee Gas, however, does not expect customer conversions to transportation services to affect its net income because the cost of gas has traditionally been a pass through item with no income impact. The DPUC's decision did not address Yankee Gas' revenue requirement.

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

     Significant remediation efforts have been conducted at three of these properties. In addition, the Company has developed a cost estimate for the remaining sites based on various factors including the probability of clean-up. The Company recorded a liability of $35 million in fiscal year 1993 for future environmental cleanup, with a corresponding regulatory asset.

     Recovery of remediation costs has been specifically allowed by Yankee Gas' 1992 rate case decision. Currently, $325,000 is allowed annually in rates and an additional $2.5 million annually may be deferred. If costs are expected to exceed $2.5 million on an annual basis, Yankee Gas is required to petition the DPUC for review and additional authorization. The DPUC has stated that "to the extent that coal tar remediation expenses are prudently incurred, they should be allowed as proper operating expenses," and therefore, management continues to believe a regulatory asset is appropriate for this item.

     The Company expects to finance environmental remediation expenditures through a combination of internally generated funds, short-term debt and through funds received from certain of its insurance carriers in settlement of certain claims for actual or potential contamination at certain sites that may give rise to environmental liabilities. As of September 30, 1999, these funds totaled $9.6 million. The proceeds are being reflected as reductions in the regulatory asset associated with recoverable environmental clean-up costs, as shown in the accompanying balance sheets.

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

EMPLOYEES

     Yankee Energy has no employees. Its subsidiaries employ approximately 790 people.

ITEM 2.  PROPERTIES

     Yankee Gas' property consists primarily of its gas distribution facilities including, distribution lines (mains and services), meters, pumps, valves and pressure and flow controllers. Yankee Gas owns various propane facilities with a combined storage capacity equivalent to approximately 245,000 Mcf. In the opinion of management, Yankee Gas' distribution system is in good condition. Virtually all of the gas properties are subject to the lien of the Yankee Gas first mortgage bond indenture. Yankee Gas also owns service buildings in Meriden, Waterbury, Torrington, Mystic, Norwalk, Bethel and Danielson, Connecticut.

     NorConn owns the Company's headquarters building in Meriden, Connecticut and currently leases it to Yankee Gas. This is the site of the Company's corporate administrative and staff functions including the Customer Service Center. NorConn also owns and leases to Yankee Gas a service building in East Windsor.

ITEM 3.  LEGAL PROCEEDINGS

     MUNICIPAL TAX ASSESSMENT. In fiscal 1996, Yankee Gas received revised property tax bills from the City of Meriden, Connecticut ("City") for tax years 1991 through 1994. The City is asserting a claim for the payment of approximately $5.0 million for back taxes and interest resulting from the reassessment and revaluation of Yankee Gas' personal property filings. The City did not locate or identify any property which Yankee Gas omitted from its filings. The tax bills reflect a reassessment of property using a different methodology than that previously accepted by the City. Subsequent to the filing of the lawsuit against the City, Yankee Gas appealed the succeeding reassessments and is currently in the process of also litigating the revaluation of the subject personal property for the 1995 through 1998 tax years. Although it is anticipated that the outcome of this claim will not have a material impact on the Company, based on the information available at this time, management cannot predict what the ultimate impact might be.

     HEATING AND COOLING CONTRACTORS' LAWSUIT. In November 1995, a purported class action suit was filed against Yankee Gas and the state's two other LDCs by the Connecticut Heating and Cooling Contractors' Association, Inc. et al. On December 21, 1999, the action was settled with the plaintiffs and is awaiting the court's confirmation. This settlement does not have a material adverse effect on the Company's consolidated results of operations or financial position.

     Other legal proceedings involving the Company and its subsidiaries are litigation incidental to the conduct of the Company's business which, in management's opinion, will not have a material impact on the Company's financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There was no matter submitted to a vote of security holders during the fourth quarter of 1999. At a Special Meeting of Shareholders of the Company held on October 12, 1999, Yankee Energy shareholders voted to approve the Company's merger into Northeast Utilities. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview" for a discussion of the proposed merger with Northeast Utilities.

                                     PART II

ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Yankee Energy declared and paid regular quarterly cash dividends in fiscal 1998 and 1999. The dividend paid for the first two quarters of 1998 was $.335 per share and $.345 per share in the last two quarters of 1998. The dividend paid for the first two quarters of 1999 was $.345 per share and $.355 per share in the last two quarters of 1999. As of October 31, 1999, there were 21,924 holders of record of Yankee Energy Common Stock. The following table sets forth for the periods indicated the high and low sales price for the Common Stock as reported on the New York Stock Exchange:

                                               High              Low
                                               ----              ---

         Year Ended September 30, 1999

         First Quarter, 1999                   31.438            26.688
         Second Quarter, 1999                  29.313            22.625
         Third Quarter, 1999                   39.688            23.938
         Fourth Quarter, 1999                  42.688            39.220

         Year Ended September 30, 1998

         First Quarter, 1998                   26.813            22.563
         Second Quarter, 1998                  25.750            24.563
         Third Quarter, 1998                   24.750            22.563
         Fourth Quarter, 1998                  26.188            23.438

     The transfer agent and registrar for Yankee Energy Common Stock is ChaseMellon Shareholder Services.

ITEM 6.  SELECTED FINANCIAL DATA


SEPTEMBER 30,                                   1999          1998          1997          1996          1995
                                              ---------     ---------     ---------     ---------     ---------

Balance Sheet Data: (In thousands)
Net Utility Plant                             $ 381,048     $ 367,933     $ 350,865     $ 335,488     $ 324,870
Total Assets                                    540,286       535,284       500,364       478,749       479,301
Total Capitalization                            328,629       296,040       300,971       271,348       292,802
                                              ---------     ---------     ---------     ---------     ---------
Income and Share Data: (In thousands,
except per share amounts)
Operating Revenues                            $ 303,482     $ 314,767     $ 325,041     $ 339,940     $ 294,022
Cost of Gas/Goods Sold                          152,376       169,287       176,757       189,504       155,404
Other O&M Expenses                               67,696        67,942        64,951        64,852        65,473
Depreciation and Amortization                    21,560        19,789        18,130        16,895        16,520
Net Income                                       13,375        10,883        16,957        21,919        12,358
Earnings per Share                            $    1.26     $    1.04     $    1.62     $    2.10     $    1.20
                                              ---------     ---------     ---------     ---------     ---------
Revenues: (In thousands)
Gas:
  Residential                                 $ 136,086     $ 134,292     $ 140,750     $ 145,364     $ 127,493
  Commercial                                     61,302        73,495        95,098       103,787        88,983
  Industrial                                     44,527        50,055        70,743        82,725        73,715
  Miscellaneous                                   4,478         3,642         2,312         6,217         2,161
  Transportation                                 29,226        22,355        10,051           952         1,631
                                              ---------     ---------     ---------     ---------     ---------
    Total Gas                                   275,619       283,839       318,954       339,045       293,983
                                              ---------     ---------     ---------     ---------     ---------
Nonutility Revenue                               27,863        30,928         6,087           895            39
                                              ---------     ---------     ---------     ---------     ---------
    Total Operating Revenues                  $ 303,482     $ 314,767     $ 325,041     $ 339,940     $ 294,022
                                              ---------     ---------     ---------     ---------     ---------
Sales and Transportation: (Mcf-thousands)
Firm:
      Residential                                11,836        11,888        12,473        13,185        11,591
      Commercial                                  5,708         6,941         9,222        10,521         9,022
      Industrial                                  6,835         7,792         9,862        11,438        10,007
      Transportation                             11,679         9,266         4,059           178           589
      Unbilled and Other                            306           (84)         (110)          969           793
                                              ---------     ---------     ---------     ---------     ---------
            Total Firm                           36,364        35,803        35,506        36,291        32,002
                                              ---------     ---------     ---------     ---------     ---------
Non-Firm:
      Commercial                                    970         1,293         1,595         1,746         1,809
      Industrial                                  4,033         3,405         4,983         6,792         7,286
      Transportation                              5,062         6,646         6,850         2,444         3,654
                                              ---------     ---------     ---------     ---------     ---------
            Total Non-Firm                       10,065        11,344        13,428        10,982        12,749
                                              ---------     ---------     ---------     ---------     ---------
            Total Sales and Transportation       46,429        47,147        48,934        47,273        44,751
                                              ---------     ---------     ---------     ---------     ---------
Customers: (Average)
Residential                                     162,880       160,917       159,541       157,526       156,539
Commercial (1)                                   17,236        17,910        18,930        19,313        19,167
Industrial (1)                                    1,631         1,821         2,005         2,112         2,145
Firm Transportation                               3,412         2,422           766            19            --
Resale                                               --            --            --             2             1
                                              ---------     ---------     ---------     ---------     ---------
  Total Customers                               185,159       183,070       181,242       178,972       177,852
                                              ---------     ---------     ---------     ---------     ---------
Sources of Gas: (Mcf-thousands)
Domestic                                          6,618         7,668        15,594        21,331        13,534
Canadian Gas Firm                                23,860        24,941        24,919        24,721        24,283
Spot Market Gas                                      --            --            97           710         2,836
Produced Gas                                          7             4            34            19             9
Company Use/Unaccounted For                        (802)         (440)         (440)         (509)         (403)
                                              ---------     ---------     ---------     ---------     ---------
  Total Sources                                  29,683        32,173        40,204        46,272        40,259
                                              ---------     ---------     ---------     ---------     ---------
Peak Day Data:
Peak Day Send Out (Mcf per day) (2)             274,759       260,470       250,448       239,348       250,518
Peak Day Date                                   1/14/99       3/12/98       1/17/97        2/5/96        2/6/95
Peak Day Degree Days                                 61            50            55            62            59
Total Annual Heating Degree Days                  5,602         5,502         5,979         6,302         5,595
                                              ---------     ---------     ---------     ---------     ---------


(1) Non-firm transportation customers who utilize both gas sales and transportation service are included in these customer categories. Average non-firm transportation customers are as follows: 1999:32 ,1998:19, 1997:18, 1996: 12 , and 1995: 23.

(2)  Converted from BTU-millions assuming 1,020 BTU per CF.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

OVERVIEW

     Yankee Energy, headquartered in Meriden, Connecticut, is a diversified company specializing in the distribution, conversion, and control of energy to meet our customers' needs. Our principal operating subsidiary is Yankee Gas. Yankee Gas, the largest natural gas distribution company in Connecticut, provides service to more than 185,000 customers in 69 cities and towns.

     On June 14, 1999, the Company and Northeast Utilities ("NU") entered into an Agreement and Plan of Merger ("Merger Agreement") providing for a merger transaction ("Merger") between the Company and NU. Pursuant to the Merger Agreement, the Company will merge with and into Merger Sub, a Connecticut corporation to be formed by NU prior to the closing of the Merger as a wholly owned subsidiary of NU. Merger Sub will be the surviving entity, and will change its name to "Yankee Energy System, Inc." As a result of the Merger, the Company will become a wholly owned subsidiary of NU. Shareholders of Yankee Energy will receive $45.00 a share, 45% payable in NU shares and 55% payable in cash. The Merger will be accounted for using the purchase method of accounting. On October 12, 1999, the shareholders of the Company approved the Merger. The Merger is conditioned on, among other things, the approval of the various regulatory agencies, including the DPUC and the Securities and Exchange Commission. The Company expects the Merger to close in the first half of fiscal 2000. On October 13, 1999, Consolidated Edison, Inc. and NU announced a definitive merger agreement to combine the two companies. This merger is expected to close in the fourth quarter of calendar year 2000.

     On August 4, 1999, the Company and NU filed a joint application, Docket No. 99-08-02, with the DPUC for approval of the Merger. Hearings were held September 1999 and October 1999. On December 29, 1999, the DPUC issued a final decision approving the Merger and determining that NU is financially, technologically and managerially suitable and responsible to assume control of Yankee Energy. In addition, the DPUC determined that NU is capable of providing safe, adequate and reliable service to the public.

     The Company's other operating subsidiaries support the core business in natural gas distribution, or allow the Company to expand its growing business in energy-related services. YESCo provides a wide range of energy-related services for its customers. YESCo Controls division provides comprehensive building automation with engineering, installation and maintenance of building control systems. YESCo Mechanical Services division provides comprehensive heating, ventilation and air-conditioning ("HVAC"), boiler and refrigeration equipment services and installation. In addition to Yankee Gas and YESCo, two other subsidiaries are taking advantage of opportunities by positioning services once exclusively provided to local energy customers to a broader marketplace. RMS, through its alliance with Dun & Bradstreet Receivables Management Services, provides consumer collection services for companies throughout the United States, and Yankee Financial provides a full range of equipment and home improvement financing options through programs like the Hometown Energy Loan Program. NorConn owns selected system real estate, which it leases to Yankee Gas. Additional company information can be found at the Company's web site, www.yankeeenergy.com.

     In fiscal 1998, the Company completed a review of the various operating functions of YESCo. The Company decided to focus the efforts of YESCo primarily on its controls and HVAC lines of business and to significantly reduce its cost structure. As a result, the Company announced its intentions to dispose of the assets of YESCo's Power division. The Company has reached agreements, subject to certain closing conditions, to sell its landfill gas project investments ($15.4 million book value) and is currently discussing the disposition of other investments with other parties. In addition, the Company has restructured its HVAC business, including the consolidation of locations and better focusing its business both geographically and operationally.

     The Company reported consolidated net income of $13.4 million, or basic and diluted earnings per share of $1.26, for the fiscal year ended September 30, 1999. This compared with consolidated net income of $10.9 million and $17.0 million, reflecting basic and diluted earnings per share of $1.04 and $1.62, respectively, for fiscal years ended September 30, 1998 and 1997.

     The fiscal 1999 and 1998 results were both affected by non-recurring and non-operating items. Specifically, expenses associated with the Merger reduced fiscal 1999 results by approximately $2.0 million or $0.19 per share. Fiscal 1998 results were negatively impacted by non-recurring charges totaling $2.1 million, or $0.20 per share, related primarily to restructuring issues at YESCo. Absent these non-recurring items, earnings in fiscal 1999 improved $2.4 million or 18 percent from fiscal 1998, primarily related to the significant improvement in performance at Yankee Energy's unregulated businesses.

     Yankee Gas' fiscal 1999 results were comparable to last year, with a slight increase in margin due to the elimination of customer bill credits totaling $3.2 million in fiscal 1998 resulting from a decision of the Connecticut Department of Public Utility Control ("DPUC"). There was also slight growth in firm sales, which was offset by a decline in interruptible sales due to lower oil prices when compared to the prior year. The margin improvement was offset by increases in operational and maintenance expenses, depreciation expense and interest expense over the prior year. In fiscal 1999, weather was 9 percent warmer than normal and 2 percent colder than the prior fiscal year. Management estimates warmer weather reduced earnings by $3.5 million, or $0.33 per share, in fiscal 1999 compared to normal. On the unregulated side, RMS has contributed positively in its first year of expanded operations. During fiscal 1999, RMS opened a new facility, and has expanded its operations from a twenty-seat facility servicing Yankee Gas to a 120-seat facility servicing a variety of telecommunication, utility and other businesses. YESCo substantially reduced losses from the prior year as a result of the restructuring in fiscal 1998. YESCo's success during fiscal 1999 was due primarily to cost control strategies and narrowing its focus of operations to the HVAC installation, service and control businesses. Finally, as previously noted, fiscal 1999 earnings were negatively impacted by merger related expenses of approximately $2.0 million, or $.19 per share.

     Earnings for fiscal 1998 decreased from fiscal 1997 due to warmer weather and customer bill credits. In addition, earnings were unfavorably impacted by nonrecurring charges related to the restructuring of the HVAC operations of YESCo, impairments of certain YESCo Power division assets, and severance charges. In fiscal 1998, weather was 11 percent warmer than normal and 8 percent warmer than the prior fiscal year. Management estimates warmer weather reduced earnings by $4.4 million, or $0.42 per share, in fiscal 1998 compared to normal. Customer bill credits resulting from a rate review settlement approved by the DPUC in October 1997 reduced earnings by approximately $1.9 million, or $0.18 per share, for the fiscal year ended September 30, 1998. In the fourth quarter of fiscal 1998, the Company recorded restructuring charges for YESCo, including the impact of management's decisions to restructure its HVAC operations and dispose of the existing assets and projects under development for the Power division. The HVAC restructuring included the consolidation of four locations into one operating center, thereby eliminating redundant administrative and operating positions, and better focusing its business both geographically, by discontinuing non-Connecticut activities, and operationally, by discontinuing the HVAC equipment sales operation. The after-tax charge for YESCo restructuring totaled $1.6 million, or $0.15 per share. YESCo recorded losses of $3.0 million, exclusive of nonrecurring charges, and $2.7 million for the years ended September 30, 1998 and 1997, respectively. Finally, Yankee Energy recorded an after-tax charge for severance, due to the resignation of two senior executives, of approximately $0.5 million, or $0.05 per share.

RESULTS OF OPERATIONS

Operating Revenues

     Utility revenues decreased $8.2 million, or 3 percent, in fiscal 1999 from fiscal 1998 and decreased $35.1 million, or 11 percent, in fiscal 1998 from fiscal 1997. In fiscal 1999, nonutility revenues decreased $3.0 million from fiscal 1998 and in fiscal 1998, nonutility revenues increased $24.8 million from fiscal 1997. The components of operating revenues for the past three years are provided in the following table:

Years Ended September 30,           1999       1998         1997
-------------------------           ----       ----         ----

(In thousands)

Firm sales                        $223,806    $237,136    $276,299
Firm transportation                 25,626      18,709       7,433
Interruptible/off-system sales      18,136      20,303      29,183
Interruptible transportation         3,601       3,646       2,646
Other utility revenues               4,450       4,045       3,393
                                  --------    --------    --------
Total utility revenues             275,619     283,839     318,954
Nonutility revenues                 27,863      30,928       6,087
                                  --------    --------    --------
Total operating revenues          $303,482    $314,767    $325,041
                                  ========    ========    --------
Utility operating margin          $144,696    $139,655    $146,143
                                  ========    ========    ========
Nonutility operating margin       $  6,410    $  5,825    $  2,141
                                  ========    ========    ========

Throughput corresponding to utility revenues is as follows:

(Mcf-thousands)

Firm sales                        24,685    26,537    31,447
Firm transportation               11,679     9,266     4,059
Interruptible/off-system sales     5,003     4,698     6,575
Interruptible transportation       5,062     6,646     6,853
                                  ------    ------    ------
Total throughput                  46,429    47,147    48,934
                                  ======    ======    ======

     Utility revenues decreased in fiscal 1999 as compared with fiscal 1998 regardless of weather that was 2% colder than the prior year. This decrease was primarily due to the continued shift from firm sales to firm transportation. An increasing number of commercial and industrial customers continued to shift from gas sales to transportation service resulting in a decrease in utility revenues, as prices for transportation services do not include gas costs. In addition in fiscal 1999, revenues were negatively impacted by a decrease in interruptible sales and transportation. This was due to higher gas prices as compared with oil prices in fiscal 1999 making gas less economical for customers able to use alternative fuels. Nonutility revenues decreased in fiscal 1999 due to the downsizing of YESCo's operations, partially offset by an increase in RMS' revenues due to their expansion. The decrease in utility revenues in fiscal 1998 primarily reflected weather that was 8 percent warmer in fiscal 1998 compared to fiscal 1997 and customer bill credits during fiscal 1998 of $3.2 million. The warmer weather in the fiscal 1998 heating season directly reduced sales to firm sales customers. Firm sales contribute the highest per-unit operating margin of all utility revenues, and thus, the primary reason for the decrease in utility operating margin from fiscal 1997. In addition, an increasing number of commercial and industrial customers continued to shift from gas sales to transportation service resulting in a decrease in utility revenues.

Interruptible revenues have decreased primarily as a result of lower oil prices in fiscal 1998 compared to fiscal 1997. Revenues from nonutility operations increased $24.8 million from 1997 to 1998 due to the growth of nonutility subsidiaries, primarily due to acquisitions.

Operating Expenses

     Total operating expenses decreased $17.5 million in 1999 compared to 1998 and decreased $0.5 million in 1998 compared to 1997 as a result of the following items:

- Cost of gas decreased $13.2 million, or 9 percent, in 1999 compared to 1998 and decreased $28.6 million, or 17 percent, in 1998 compared to 1997. The fiscal 1999 and fiscal 1998 decreases were due primarily to a 6 percent and 16 percent decrease in utility revenues, excluding transportation revenues, respectively, as a result of the warmer weather. Cost of gas was also impacted by transportation customers who purchase their own gas supply from marketers which is transported through the Yankee Gas distribution system.

- Cost of goods sold decreased $3.6 million in 1999 compared to 1998, due to the corresponding decrease in nonutility revenues. Cost of goods sold increased $20.6 million in 1998 compared to 1997, due to increased YESCo activity from acquisitions, particularly in mechanical contracting.

- Operation and maintenance expense decreased $0.2 million in 1999 compared to 1998 and increased $3.0 million in 1998 compared to 1997. The 1999 decrease was primarily due to a decrease in nonutility activity due to restructuring, offset by an increase in utility expenses, primarily in the areas of pension and data processing outsourcing expenses. The 1998 increase was primarily due to increases in nonutility operating expenses, offset by a decrease in uncollectible expense, as a result of lower revenues from the warmer weather, and a decrease in pension expense.

- Merger expenses of approximately $2.0 million have been recorded for legal, consulting and financial advisory services related to the Merger. In fiscal 2000, the Company expects to incur approximately $3.0 million in additional merger costs. These additional costs will be expensed as incurred, primarily at milestone dates of the Merger.

- Nonrecurring charges relate to restructuring charges for the HVAC operations of YESCo, impairments of certain YESCo Power division assets and severance expense. Restructuring charges for YESCo included the impact of management's decisions to restructure its HVAC operations and dispose of the existing assets and projects under development for the Power division. The charge for YESCo restructuring matters totaled $3.5 million in the fourth quarter of fiscal 1998. Also, in the fourth quarter of fiscal 1998, YES recorded a charge for severance, of approximately $0.9 million, due to the resignation of two senior executives.

- Depreciation and amortization expense increased $1.8 million in 1999 compared to 1998 and increased $1.7 million in 1998 from 1997. The 1999 and 1998 increases were primarily due to additions in both plant assets and other property and investments.

- Taxes other than income taxes increased $0.4 million in 1999 compared to 1998 and decreased $2.1 million in 1998 compared to 1997. The 1999 increase was mainly due to an increase in Connecticut state sales tax, due to a reserve recorded in conjunction with a sales tax audit, and Connecticut unemployment tax, offset by a decrease in gross earnings tax due to lower revenues in fiscal 1999. The 1998 decrease was primarily due to decreases in both gross earnings tax, due to lower revenues in fiscal 1998 compared to fiscal 1997, and Connecticut unemployment taxes due to lower than expected unemployment costs associated with Yankee Gas' transformation project in fiscal 1995.

     Interest expense in 1999 increased $0.8 million as compared to 1998 primarily due to higher levels of outstanding long-term debt, offset by lower interest rates and a decrease in outstanding short-term debt. Interest expense in 1998 increased $1.4 million as compared to 1997 primarily due to higher levels of outstanding short-term debt and higher interest rates associated with short-term debt, offset by a slight decrease in outstanding long-term debt.

     Federal and state income taxes increased $3.0 million in 1999 compared to 1998, and decreased $5.1 million in 1998 compared to 1997. The 1999 increase was primarily due to an increase in taxable income and a higher effective tax rate, due primarily to non-deductible merger expenses. The 1998 decrease was primarily due to lower pre-tax income as a result of the warmer weather and nonrecurring charges. Please refer to Note 2 to the Consolidated Financial Statements for additional information concerning the components of federal and state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and temporary cash investments at September 30, 1999 totaled $1.7 million. Cash provided by operating activities was $42.9 million in fiscal 1999, $18.5 million in fiscal 1998 and $28.6 million in fiscal 1997. The increase in cash provided by operating activities was primarily due to the increase in net income and a decrease in working capital requirements for fiscal 1999. Cash provided by operating activities in fiscal 1999 was used primarily for dividend payments and capital expenditures. The Company increased dividends paid per share to $1.40 in 1999, up 3.0 percent from the $1.36 per share in 1998, the ninth straight year the Company has increased its dividend. Expenditures for plant, property and investments totaled $38.6 million in 1999 reflecting a $0.9 million decrease from 1998. Fiscal 1999 capital expenditures included approximately $7.3 million related to the installation of a new customer service system. The Company's estimated capital expenditures for fiscal 2000 is $30.8 million. The Company expects to finance the fiscal 2000 capital expenditures through a combination of internally generated funds and short-term borrowings.

     In addition to cash provided by operating activities, the Company generated cash through financing activities, primarily by the issuance of new common stock and increases in borrowings. During fiscal 1999 and 1998, the Company issued 42,836 and 82,708 new shares, respectively, under its Shareholder Investment Plan and 45,468 and 8,240 shares, respectively, under its Long-Term Incentive Plans. These new shares provided approximately $1.1 million and $2.2 million of new equity funding in fiscal 1999 and 1998, respectively.

     The seasonal nature of gas revenues, inventory purchases and construction expenditures create a need for short-term borrowing to supplement internally generated funds. Short-term borrowings decreased $19.7 million during fiscal 1999. Yankee Gas has arranged a $60 million revolving line of credit with a group of three banks whereby funds may be borrowed on a short-term revolving basis using either fixed or variable rate loans. Yankee Gas had $34.5 million and $63.2 million outstanding under its agreements at September 30, 1999 and 1998, respectively. In addition, Yankee Energy had $21.5 and $12.5 million outstanding at September 30, 1999 and 1998, respectively, on a $15 million line of credit and a $10 million uncommitted line of credit. The weighted average interest rates on short-term debt at September 30, 1999 and 1998 were 5.5 percent and 5.8 percent, respectively.

     The long-term credit needs of Yankee Gas are being met by a first mortgage bond indenture that provides for the issuance of bonds from time to time as the need arises, subject to certain restrictions. At September 30, 1999, indenture requirements, including the required coverage ratio, would allow for the issuance of an additional $188 million of bonds at an assumed interest rate of
7.1 percent.

     In January 1999, Yankee Gas completed a $50 million new long-term debt financing at 6.2 percent, for the purposes of replacing a portion of the existing outstanding short-term debt and retiring certain long-term debt. On August 2, 1999, Yankee Gas redeemed its Series A Tranche D First Mortgage Bonds with cash on hand and short-term debt facilities.

     On April 1, 1997, Yankee Gas redeemed all $30 million Series A Tranche C First Mortgage Bonds, which matured on that date. Yankee Gas used cash on hand and the issuance of a $30 million principal amount of Series E First Mortgage Bonds on April 1, 1997 to redeem the Series A Tranche C First Mortgage Bonds. The Series E First Mortgage Bonds will mature April 1, 2012 and interest is payable at an annual rate of 7.2 percent.

TAX AUDITS

     The Company is currently under audit by the State of Connecticut regarding the Company's Sales and Use Tax returns for the calendar years 1996, 1997 and 1998, by the City of Naugatuck, Connecticut regarding the Company's Personal Property Tax Schedules for the years 1995, 1996 and 1997, and by the Internal Revenue Service (IRS) regarding the Company's Federal Income Tax returns for the calendar years 1995 and 1996. The Company is responding to all information document requests put forth by the auditors. At this time, the Company does not have sufficient information to determine the amount, if any, of additional liability that may result from these proceedings. The Company is expecting a formal proposal from the IRS regarding adjustments to the 1995 Federal Income Tax Return. The Company does not anticipate that any of these audits, including the audit of the 1995 Federal Income Tax Return, will have a material effect on its consolidated results of operations or financial position.

YEAR 2000

     The Company has implemented new information systems and enhanced existing information systems to address Year 2000 issues. These issues could have significant adverse effects on the Company if not properly resolved. In fiscal 1995, the Company began testing and remediation for Year 2000 problems and has assigned dedicated personnel to its Year 2000 project. Remediated programs have been tested prior to being declared compliant.

     As of September 30, 1999, YES has completed the inventory, assessment of risk, remediation and testing phases of the Year 2000 project for all mainframe systems. The Company is currently finalizing the process of reviewing and testing contingency plans. As part of the process, a detailed inventory of all hardware and software currently utilized by the Company has been prepared. All mission critical systems have been remediated and tested for Year 2000 issues. The scope of the assessment phase also included the Company's interface systems with significant suppliers, government agencies and other third parties.

However, there can be no guarantee that the systems of these third parties will be converted on a timely basis and will not have an adverse effect on the Company's operations or systems.

     In addition to remediating existing systems, the Company has purchased and installed a new Human Resource Information System ("HRIS") and installed a new Customer Connection Information System ("CCIS") system. These systems were purchased to improve functionality of the application software and to improve efficiency and customer service. In addition, the Company believes that any Year 2000 issues associated with these systems have been eliminated. The new HRIS system became operational in January 1, 1999 and the CCIS system became operational on July 12, 1999.

     For non-mainframe systems, the Company has developed a test environment to carry out the remainder of the remediation program. The inventory and risk assessment phase of all non-mainframe systems was completed by the end of 1998. The remediation/replacement and testing phases were completed by September 1999. In March 1999, the Company installed a new Supervisory Control and Data Acquisition system ("SCADA"), which monitors gas flows and pressures within the distribution system. The Company believes that this eliminated any Year 2000 issues associated with that system.

     The Company currently estimates that total costs to update all of the Company's systems, which would also render them Year 2000 compliant, will be approximately $24.8 million, including approximately $0.6 million for the new HRIS system, $21.3 million for the new CCIS system and $1.3 million for the new SCADA system. All such costs associated with system enhancements have and will continue to be expensed as incurred and the costs of new systems will be capitalized as appropriate. As of September 30, 1999, 1998 and 1997, the Company expensed approximately $173,000, $152,000 and $217,000, respectively, and capitalized approximately $7.6 million, $9.7 million and $5.9 million, respectively, of these costs. The remaining costs will be incurred by December 31, 1999. These costs have been financed through short-term borrowing and internally generated funds.

     The primary business risk associated with Year 2000 is the Company's ability to continue to transport and distribute gas to its customers without interruption. In the event the Company and/or its suppliers and vendors are unable to remediate the Year 2000 problem prior to January 1, 2000, operations of the Company could be significantly impacted. In order to mitigate this risk, the Company has developed contingency plans to continue operations through manual intervention and other procedures should it become necessary to do so. Such procedures include back-up power supply for its critical pipeline and storage operations and, if necessary, curtailment of supply. The Company has completed its operational contingency plans and is in the process of reviewing and testing them.

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

OTHER MATTERS

     In fiscal 1999 and 1998, the Company's wholly-owned, nonregulated subsidiary, Yankee Financial, sold portions of its loan receivable portfolio to independent parties. Yankee Financial recognized small gains as a result of the sales. The transactions were recorded as sales for financial reporting purposes.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires the Company to recognize all derivatives as either assets or liabilities in the consolidated balance sheets and measure those instruments at fair value. Management is currently evaluating the impact of this standard and believes the adoption will not materially impact the Company's consolidated financial position, results of operations or cash flows. This statement is effective for the Company in the first quarter of fiscal year 2001.

FORWARD-LOOKING STATEMENTS

     This report contains statements which, to the extent they are not recitations of historical fact, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve risks and uncertainties. Actual results may differ materially from such forward-looking statements for reasons including, but not limited to, changes to and developments in the legislative and regulatory environments affecting the Company's business, the impact of competitive products and services, changes in the natural gas industry caused by deregulation and other factors, certain environmental matters, internal and/or third party delays or failures in achieving Year 2000 compliance, as well as such other factors as set forth in this report and the Company's other filings with the Securities and Exchange Commission.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

COMMODITY MARKET RISK

     Yankee Gas is subject to market risk due to fluctuations in the price of natural gas. All of Yankee Gas' sales are designed to fully recover the cost of gas. Yankee Gas passes on to its firm customers changes in gas costs from those reflected in its tariffs under purchased gas adjustment provisions allowed by the DPUC. Interruptible and off-system sales are priced competitively at not less than the cost of gas associated with those sales plus applicable taxes and margin.

     Yankee Gas has entered into fixed revenue-rate contracts with two customers for the delivery of natural gas. Yankee Gas has hedged these commitments with the purchase of natural gas swaps. In order to satisfy certain provisions of the arrangement, Yankee Gas has provided a letter of credit for $1.75 million, as of September 30, 1999. The Company's results of operations are unaffected by the hedge transaction given that it passes through the cost of the hedge to either the commodity trading firm or its customer depending on the difference in the fixed and floating prices for gas.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Consolidated Financial Statements of Yankee Energy and the Notes thereto, together with the reports thereon of the Company's management and of Arthur Andersen LLP are included herein on pages F-1 through F-21.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND OFFICERS OF THE COMPANY

     The Directors and Executive Officers of the Company are as follows:

                               POSITION AND BUSINESS EXPERIENCE
NAME                  AGE      DURING PAST FIVE YEARS
----                  ---      --------------------------------

Sanford Cloud, Jr.    55      Director of the Company since 1995. President and
                              Chief Executive Officer of The National Conference for Community and Justice, New York, New York, since April 1994. Previously, he was a partner in the law firm of Robinson and Cole, Hartford, Connecticut from January 1993 until March 1994 and
                              Vice President of Aetna Life and Casualty Co. from
                              December 1986 until December 1992. Mr. Cloud is a
                              Director of The Advest Group, Inc. and Tenet
                              Healthcare Corp.

Charles E. Gooley     46      President, Chief Executive Officer and a Director
                              of the Company and Chairman, President, Director and Chief Executive officer of its direct subsidiaries, Yankee Gas, Yankee Financial, YESCO and NorConn since September 1998 and President of Yankee Gas since May 1997. Previously, he served as Executive Vice President of the Company and its direct subsidiaries, Yankee Gas, YESCO, NorConn, and Yankee Financial, from July 1994 to September
                              1998, and as Vice President, General Counsel and
                              Assistant Secretary of the Company from July 1989 to July 1994.

Eileen S. Kraus       61      Director of the Company since 1990. Chairman,
                              Connecticut, Fleet National Bank since December 1,
                              1995. Previously, she was President of Shawmut
                              Bank Connecticut, N.A. and Vice Chairman of
                              Shawmut National Corporation from September 1992 until December 1, 1995, Vice Chairman, Consumer
                              Banking and Marketing Groups of predecessor banks from 1990 to 1992, and Executive Vice President of predecessor banks from 1987 to 1990. She is a Director of Best Foods, Kaman Corporation and The
                              Stanley Works.

Emery G. Olcott       61      Director of the Company since 1989 and Chairman of
                              the Board since September 1998. Chairman,
                              President and Chief Executive Officer of Packard
                              BioScience Company (f/k/a Canberra Industries,
                              Inc.) since 1971. Packard is a manufacturer and distributor of analytical instruments and chemicals.

John J. Rando         47      Director of the Company since 1997.
                              Advisor-Partner with NewcoGen Group, Cambridge,
                              Massachusetts, since November 1999. Chairman of
                              @Stake, Inc., a professional services start-up company specializing in security solutions and services for internet e-commerce environments since December 1999. Previously, he was Senior
                              Vice and Group General Manager of Compaq Computer
                              Corporation from June 1998 to July 1999 and Vice
                              President and General Manager of Digital Equipment
                              Corporation from November 1976 to June 1998.

Patricia M. Worthy    55      Director of the Company since 1996. Professor,
                              Howard University School of Law since 1992.
                              Previously, she served as Chief of Staff and Legal
                              Counsel to Mayor Sharon Pratt Kelly of Washington,
                              D.C. from 1991 to 1992 and was Commissioner, District of Columbia Public Service Commission from 1980 to 1983, and then served as Chairman of the Commission from 1983 to 1991. She serves as Chairman of the District of Columbia Judicial
                              Nomination Commission.

J. Kingsley Fink      47      Vice President-Operations of Yankee Gas since
                              October 1997. Previously, he was President of his own consulting company from 1996 to 1997. Prior thereto he served in various operating positions at Florida Power and Light Company over a 14-year period.

Mary J. Healey        48      Vice President, General Counsel and Secretary of
                              the Company and its direct subsidiaries since
                              January 1995. Previously, she served as Secretary and Assistant General Counsel of the Company from January 1992 to January 1995 and as Secretary and
                              Counsel of the Company from July 1989 to January
                              1992.

Thomas J. Houde       52      Vice President of the Company and its direct
                              subsidiary, Yankee Gas, since January 1992.
                              Previously, he served as Director, Corporate
                              Planning, Rates and Economic Analysis of Yankee
                              Gas from March 1990 to December 1991.

Steven P. Laden       51      Vice President of the Company and its direct
                              subsidiary, Yankee Gas since July 1996. From
                              October 1991 to July 1996, he served as Vice
                              President of Marketing of Southern Union Company, a company engaged in various aspects of the energy business including the distribution of natural gas in Texas and Missouri.

James M. Sepanski     42      Vice President and Chief Financial Officer of the
                              Company and its direct subsidiaries, Yankee Gas, YESCo, NorConn, and Yankee Financial, and
                              Secretary of R.M. Services, Inc., since December
                              1999. Previously, he served as Vice President and Chief Financial Officer of the Company and its direct subsidiaries, Yankee Gas, YESCo, NorConn, and Yankee Financial, and as President of R.M.
                              Services, Inc. from July 1997 to December 1999.
                              From 1989 to June 1997, he was a partner at Arthur
                              Andersen LLP.

     The Board of Directors is divided into three classes. One class is elected at each annual meeting of the Company to serve a three-year term. All executive officers are elected annually by the Company's Board of Directors. There are no family relationships among the executive officers and directors nor are there any arrangements or understandings between any executive officer and any other person pursuant to which the officer was selected.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following table sets forth certain information regarding the compensation paid by the Company and its subsidiaries to the Chief Executive Officer and the next four most highly compensated executive officers of the Company during the last fiscal year (the "Named Executive Officers") for services rendered in all capacities to the Company and its subsidiaries.

                           SUMMARY COMPENSATION TABLE


                                                                  Long-term Compensation
                                       Annual Compensation                 Awards
                                      ---------------------       -----------------------
                                                                               Securities
                                                                  Restricted   Underlying
Name and                    Fiscal                                  Stock        Options       All Other
Principal Position           Year     Salary($)     Bonus($)     Awards($)(1)      (#)     Compensation($)(2)
------------------           ----     ---------     --------     ------------      ---     ------------------
Charles E. Gooley (3)        1999      293,642      125,000               0        5,200        8,820
President and Chief          1998      215,000       50,900         510,781        6,000            0
Executive Officer            1997      184,384       37,800               0            0        2,400

James M. Sepanski (4)        1999      179,325       43,600               0        2,100        4,480
Vice President and           1998      169,950       32,200(5)       91,169        1,800       53,942
Chief Financial Officer      1997       41,250            0          70,008            0       33,000

J. Kingsley Fink (6)         1999      147,321       39,800               0        1,700       25,838
Vice President -             1998      136,035       31,400          75,098          600       32,685
Operations

Steven P. Laden              1999      139,460       40,500               0        1,100        1,980
Vice President               1998      133,017       19,400(5)            0        2,500           --
                             1997      128,750       32,800               0            0       41,865

Mary J. Healey               1999      134,461       32,600               0        1,000        5,680
Vice President, General      1998      123,500       20,600               0        1,800        1,994
Counsel and Secretary        1997      118,750       22,700               0        4,300        1,241


-----------

(1) The amounts shown represent the value of the restricted stock award, calculated by multiplying the closing market price of the Company's Common Stock on the date of grant by the number of shares awarded. Restricted stock holdings as of September 30, 1999, and their value on such date, based on an equivalent number of unrestricted shares were: Mr. Gooley, 17,500 shares ($747,031); Mr. Sepanski, 5,087 shares ($217,151); and Mr. Fink, 2,640 shares ($112,695).

(2) All other compensation includes the Company's matching contributions under the Company's 401(k) Plan. It also includes the following: (i) Mr. Sepanski received payment for relocation expenses of $53,942 in 1998 and received a signing bonus of $33,000 in 1997; (ii) Mr. Fink received payment for relocation expenses of $17,335 in 1999 and $32,685 in 1998; and (iii) Mr. Laden received payment for relocation expenses of $39,465 in 1997.

(3) Mr. Gooley was appointed President and Chief Executive Officer of the Company on September 29, 1998.

Mr. Gooley was previously appointed President of Yankee Gas Services Company in May 1997 and served as Executive Vice President of the Company from July 1994 to September 1998.

(4) Mr. Sepanski became Vice President and Chief Financial Officer of the Company in July 1997.

(5) Pursuant to an election of the executive officer, 50 percent of such bonus was paid in cash and 50 percent was paid in the Company's Common Stock. The number of shares awarded was determined by dividing 50 percent of the award by $26.1875, which was the fair market value of the Common Stock on September 30, 1998.

(6) Mr. Fink became Vice President - Operations of Yankee Gas Services Company on September 29, 1997.

OPTION GRANTS IN LAST FISCAL YEAR

     The following table sets forth certain information regarding stock options granted under the Company's 1996 Long-Term Incentive Compensation Plan to the Named Executive Officers during the fiscal year ended September 30, 1999.

                        OPTION GRANTS IN LAST FISCAL YEAR


                                  Individual Grants                             Potential
                      -----------------------------------------------      Realizable Value at
                                                                              Assumed Annual
                      Number of      % of Total                               Rates of Stock
                      Securities      Options                              Price Appreciation
                      Underlying     Granted to   Exercise                 for Option Term (2)
                        Options     Employees in   Price   Expiration      -------------------
    Name             Granted(#)(1)  Fiscal Year    ($/Sh)     Date         5%($)        10%($)
   -----             -------------  -----------    ------     ----         -----        ------

Charles E. Gooley        5,200           25        $ 29.31   05/11/09       95,888      242,840

James M. Sepanski        2,100           10        $ 29.31   05/11/09       38,724       98,070

J. Kingsley Fink         1,700            8        $ 29.31   05/11/09       31,348       79,390

Steven P. Laden          1,100            5        $ 29.31   05/11/09       20,284       51,370

 Mary J. Healey          1,000            5        $ 29.31   05/11/09       18,440       46,700


(1) Options granted vest ratably over five years on each of the first five anniversary dates of the grant date.

(2) The dollar amounts under these columns are the result of calculations assuming 5% and 10% growth rates as set by the Securities and Exchange Commission and, therefore, are not intended to forecast future price appreciation, if any, of the Company's Common Stock.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
VALUES

     The following table sets forth certain information with respect to the Named Executive Officers regarding options held as of September 30, 1999.

                       AGGREGATED OPTION EXERCISES IN LAST
                  FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES


                                                          Number of              Value of
                                                          Securities             Unexercised
                                                          Underlying             In-The-Money
                                                         Unexercised               Options
                                                          Options at              At Fiscal
                          Shares          Value       Fiscal Year End (#)       Year-End ($)(1)
                        Acquired on      Realized        Exercisable/            Exercisable/
  Name                  Exercise (#)        ($)          Unexercisable           Unexercisable
 --------               ------------     --------     -------------------       ---------------
Charles E. Gooley         7,500           135,900        5,040/12,560           112,959/192,870
James M. Sepanski           0                0           220/1,580              11,084/51,564
J. Kingsley Fink            0                0           120/2,180              2,347/32,129
Steven P. Laden             0                0           380/2,120              16,762/45,726
Mary J. Healey              0                0           3,660/4,540            105,053/68,670


(1) Based on the fair market value of the Company's Common Stock as of September 30, 1999 ($42.6875), less the exercise price of the options.


LONG-TERM INCENTIVE COMPENSATION AWARDS

     In October 1997, the Organization and Compensation Committee of the Board of Directors (the "Committee") set long-term incentive compensation awards for certain key employees of the Company, including the individuals named in the Summary Compensation Table. The awards are contingent upon the Company achieving certain performance goals described below. The awards are measured in dollar amounts, but, to the extent that the performance goals are achieved, will be paid in shares of Common Stock pursuant to the long-term incentive award provisions of the 1996 Long-Term Incentive Compensation Plan. One half of any shares awarded will be subject to certain transfer restrictions imposed by the Committee. The number of shares to be issued shall be based on the closing price of the Common Stock on the last day of the three-year performance period. Under the terms of the awards, there are two equally weighted performance goals measured over the fiscal 1998-2000 three-year period: (i) the relative stock performance of the Company's Common Stock compared with the stock of a group of peer natural gas distribution companies; and (ii) annualized earnings growth. However, if certain minimum performance measurements are not achieved in either category, no awards will be granted regardless of performance achieved in the other category. The Committee established threshold, target and maximum performance results to be achieved in connection with the awards. Under the 1996 Long-Term Incentive Compensation Plan, the award levels for each job level is based upon a percentage of the salary range midpoint for that job level. For the fiscal 1998-2000 performance period, these levels are 20%, 40% and 80% for Mr. Gooley and 15%, 30% and 60% for the other current executive officers named in the Summary Compensation Table. In particular, the threshold, target and maximum performance awards are: $45,320, $90,640 and $181,280 for Mr. Gooley; $20,685, $41,370 and $82,740 for Mr. Sepanski; $17,835, $35,670 and
$71,340 for Mr. Fink; $17,835, $35,670 and $71,340 for Mr. Laden; and
$17,835, $20,685 and $71,340 for Ms. Healey. The Committee may, in good faith and in response to unforeseen circumstances or significantly changed conditions, modify performance goals or the formula for applying such goals during the performance cycle.

CHANGE-IN-CONTROL AND TERMINATION OF EMPLOYMENT AGREEMENTS

     The Company has entered into Change in Control Executive Severance Agreements with each of Messrs. Gooley, Sepanski, Fink, Laden and Ms. Healey. The intent of the agreements is to assure continuity in the management of the operations of the Company in the event of a "change in control." A change in control is defined as occurring when (i) any person becomes the beneficial owner, directly or indirectly, of 25% or more of the Company's Common Stock,
(ii) there is a change in the majority of the Board during a 25-month period,
(iii) a consolidation or merger of the Company is consummated in which the Company is not the continuing or surviving corporation or pursuant to which the Company's Common Stock would be converted into cash, securities or other property, other than a merger of the Company in which the holders of the Company's Common Stock have the same proportionate ownership of Common Stock of the surviving corporation, (iv) the consummation of any sale, lease, exchange or other transfer of a majority of the Company's assets, (v) the Company's shareholders approve any plan or proposal for the liquidation or dissolution of the Company, or (vi) the Board determines that a change in control has occurred. These agreements provide that in the event that the executive officer's employment is terminated within two years of a change in control either by (i) the Company for reasons other than for disability, death or cause, or (ii) the executive officer due to (a) material diminution in status, position, duties or responsibilities, (b) a reduction in total compensation, or (c) assignment to a location more than 50 miles from the executive officer's current place of employment, the executive officer is entitled to a severance payment. The amount payable upon the occurrence of any of the foregoing events is two times the sum of the executive officer's annual base salary at the date of the change in control plus the average annual incentive compensation paid to the executive officer in the two fiscal years prior to the fiscal year in which the change in control occurs. In addition, the executive officer shall be entitled to participate in all benefit plans in which such officer participated in prior to the termination, and if the executive officer is age 55 or older on the date of termination of employment, such officer shall be entitled to receive service credit under the Company's pension plans until his or her normal retirement date. The agreements will be automatically renewed on each successive January 1, unless not later than December 1 of the preceding year, one of the parties notifies the other that he or she does not wish to extend the agreement, except that the agreement shall be automatically extended for 24 months after any change in control.

RETIREMENT PLANS

     The following table sets forth the annual pension benefits payable upon normal retirement at age 65, pursuant to the Yankee Energy System, Inc. Retirement Plan (the "Retirement Plan", described below) and the Company's Excess Benefit Plan (the "Excess Benefit Plan", described below), based upon the average annual earnings and years of service indicated.


AVERAGE ANNUAL
EARNINGS FOR THE HIGHEST
CONSECUTIVE 60 MONTHS OF                           YEARS OF SERVICE
LAST 120 MONTHS PRIOR       --------------------------------------------------------------------
TO NORMAL RETIREMENT
------------------------
                               15          20           25         30          35          40
                            --------    --------     -------    --------    --------    --------
$ 75,000                    $ 15,635    $ 20,847    $ 28,059    $ 31,271    $ 36,482    $ 38,357
 125,000                      26,885      35,847      44,809      53,771      62,732      65,857
 175,000                      38,135      50,847      63,559      76,271      88,982      93,357
 225,000                      49,385      65,847      82,309      98,771     115,232     120,857
 275,000                      60,635      80,847     101,059     121,271     141,482     148,357
 325,000                      71,885      95,847     119,809     143,771     167,732     175,857
 375,000                      83,135     110,847     138,559     166,271     193,982     203,357


     Pursuant to provisions of the Internal Revenue Code, compensation earned that is used in calculating retirement benefits under the Retirement Plan is limited to a maximum of $160,000. This affects the benefit calculation for certain individuals and effectively reduces their benefits under the Retirement Plan. The Company's Excess Benefit Plan provides benefits not payable under the Retirement Plan due to the $160,000 limitation. The maximum annual benefit that can be paid in 1999 to a participant from a tax qualified benefit plan is $130,000.

     All employees of the Company, including the Named Executive Officers, are entitled to participate in the Retirement Plan, which is a non-contributory, defined benefit retirement plan. Retirement benefits are based on years of credited service and the employee's average annual earnings, which is the average of an employee's five highest years of earnings during the last ten years of employment. The benefits presented are based on straight life annuity and do not take into account any reduction for joint and survivorship annuity payments. The Retirement Plan provides for several optional forms of benefit payments, including a straight life annuity option, a contingent annuitant option, a ten-year certain and life option and a level income option. Retirement benefits under the Retirement Plan are not reduced by the employee's Social Security benefits. Contributions, which are actuarially determined, are made to the Retirement Plan by the Company for the benefit of all employees covered by the Retirement Plan. The Retirement Plan provides for continued benefit accruals for employees who work beyond age 65.

     As of September 30, 1999, the years of credited service under the Retirement Plan for Messrs. Gooley, Sepanski, Fink, Laden and Ms. Healey were 18, 2, 2, 6, and 10, respectively. The years of credited service for certain of the executive officers named above include prior service under the Northeast Utilities Service Company Retirement Plan. Mr. Laden receives two years of credited service for every one year of service completed for the first five years of service pursuant to an agreement with the Company. Under federal law, an employee's benefits under a qualified pension plan, such as the Retirement Plan, are limited to certain amounts. The Company has adopted the Excess Benefit Plan in which all of the Named Executive Officers may participate. The Excess

Benefit Plan supplements the benefits of a participant in the Retirement Plan in an amount by which such participant's benefits under the Retirement Plan are limited by law. The Excess Benefit Plan also provides for the payment of additional retirement benefits in the same manner as under the Retirement Plan on remuneration paid under certain management incentive plans. The Excess Benefit Plan is an unfunded plan that is not intended to meet the qualification requirements of Section 401 of the Internal Revenue Code.

DIRECTOR COMPENSATION

     In fiscal year 1999, non-employee directors received an annual retainer of $15,000, consisting of $10,000 in Common Stock of the Company and $5,000 in cash, each paid in equal installments on a quarterly basis in December, March, June and September. Board committee chairs received an additional annual cash retainer of $1,500. Non-employee directors also received $1,000 for each Board and committee meeting attended. Directors who are full-time employees of the Company or a subsidiary receive no additional compensation for services as a member of the Board or any committee of the Board.

     Under the Non-Employee Directors' Stock Compensation Plan, established in 1991 to promote ownership of the Company's Common Stock by members of the Board, each non-employee director, upon his or her election or reelection to the Board, receives an award of 450 restricted shares of the Company's Common Stock. One-third of such restricted shares of Common Stock vests each year at subsequent annual meetings of shareholders. The Board may make appropriate adjustments in share amounts in the event of any change in the Company's Common Stock, such as a stock split, or other change in the Company's corporate structure or distribution to shareholders. Participants in the plan have voting rights and rights to receive dividends and other distributions with respect to such shares, but until their vesting, such shares are subject to the plan's provisions on forfeiture and restrictions on disposition. In January 1999, Mr. Cloud and Mr. Rando each received 450 shares upon election to a three-year term, and 150 shares vested for all non-employee directors upon completion of a year of their respective terms.

     The Company's Non-Employee Director Deferred Compensation Plan permits non-employee directors to defer all or a portion of total fees for all services rendered as a director, including meeting fees, committee chair retainers, quarterly retainers paid in the Company's Common Stock and vested shares of restricted stock awarded pursuant to the Company's Non-Employee Directors' Stock Compensation Plan. A non-employee director may elect to have deferred cash compensation credited to either a cash account or a stock unit account. Amounts credited to a director's cash account will be credited on a monthly basis with interest at an annual rate equal to the rate of return of Yankee Gas as filed with the DPUC. Amounts credited to a director's stock unit account will be credited initially as a dollar amount which shall be converted into stock units on a quarterly basis by dividing the dollar amount by the closing price of the Company's Common Stock on the last day of each quarter. Stock units will be further credited with an amount equal to the dividends payable if the stock represented by the stock units had been outstanding. Quarterly retainers paid in the Company's Common Stock and vested shares of restricted stock deferred by a director pursuant to the Non-Employee Director Deferred Compensation Plan will be automatically allocated to such director's stock unit account. A non-employee director may also elect among various options as to how and when compensation deferred pursuant to the Plan will be paid to the director. The director may elect to commence payment of deferred compensation at a specified future date or after the date on which the participant ceases to be a director for any reason. A director may also elect to receive payment as a single lump sum or over a fixed period of time. Amounts credited to the director's cash account will be paid in cash. Amounts credited to the director's stock unit account will be paid in cash or in shares of the Company's Common Stock, based on the prior election of the director.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information regarding the beneficial ownership of shares of Yankee Energy Common Stock as of December 7, 1999, by (i) each director; (ii) each Named Executive Officer; and (iii) all current executive officers and directors as a group.


          Name of                                                                        Number of Yankee Shares
      Beneficial Owner                                 Title                             Beneficially Owned (1)
      ----------------                                 -----                             ----------------------

Sanford Cloud, Jr.                          Director                                             2,539
J. Kingsley Fink (2)                        Vice-President--Operations, Yankee Gas               4,488
Charles E. Gooley (3)                       President and C.E.O.                                26,523
Mary J. Healey (4)                          Vice-President, General Counsel and Secretary        8,354
Eileen S. Kraus                             Director                                             3,809
Steven P. Laden (5)                         Vice-President                                       6,231
Emery G. Olcott                             Director                                             7,170
John J. Rando                               Director                                               672
James M. Sepanski (6)                       Vice-President and C.F.O.                            7,117
Patricia M. Worthy                          Director                                               450
Current Directors and Executive                                                                 73,283
    Officers As a Group (11 persons) (7)


(1) As of December 7, 1999, each of the directors and executive officers identified above and all current directors and executive officers of the Company as a group beneficially owned less than 1% of the outstanding Common Stock of the Company. The number of shares shown includes 450 shares of restricted stock held by Mr. Rando, 300 shares of restricted stock held by Ms. Kraus and Ms. Worthy, 225 shares of restricted stock held by Mr. Cloud and 150 shares of restricted stock held by Mr. Olcott granted under the Company's Non-Employee Directors Stock Compensation Plan, which shares had not vested by December 7, 1999. The number of shares shown also includes 13,125 shares of restricted stock held by Mr. Gooley, 825 shares of restricted stock held by Mr. Fink, 474 shares of restricted stock held by Mr. Laden and 4,362 shares of restricted stock held by Mr. Sepanski granted under the Company's 1991 and 1996 Long-Term Incentive Compensation Plans, which shares had not vested by December 7, 1999. Pursuant to the terms of each plan, such individuals have the power to vote and receive dividends with respect to such shares but do not have dispositive power with respect to such shares until such shares are vested.

(2) Includes 120 shares issuable upon exercise of options that are exercisable within 60 days of December 7, 1999.

(3) Includes 7,220 shares issuable upon exercise of options that are exercisable within 60 days of December 7, 1999.

(4) Includes 6,160 shares issuable upon exercise of options that are exercisable within 60 days of December 7, 1999.

(5) Includes 2,500 shares owned by Mr. Laden's spouse and 880 shares issuable upon exercise of options that are exercisable within 60 days of December 7, 1999.

(6) Includes 580 shares issuable upon exercise of options that are exercisable within 60 days of December 7, 1999.

(7) Includes an aggregate of 20,211 shares of non-vested restricted stock held by current directors and executive officers and an aggregate of 18,820 shares issuable upon exercise of options that are exercisable within 60 days of December 7, 1999.

     The above shares do not include amounts that have been credited to participating directors' stock unit accounts under the Company's Non-Employee Director Deferred Compensation Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

                                    PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  1.   Financial Statements:

          The report of the Company's management, the report of independent public accountants and the Company's Consolidated Financial Statements listed in the Index to Consolidated Financial Statements on page F-1 hereof are filed as part of this report, commencing on page F-2 hereof.

                                                                            Page
                                                                            ----

          Index to Consolidated Financial Statements.....................   F-1

          Management Report..............................................   F-2

          Report of Independent Public Accountants.......................   F-3

          Consolidated Statements of Income for the years ended
            September 30, 1999, 1998 and 1997............................   F-4

          Consolidated Balance Sheets at September 30, 1999 and 1998.....   F-5

          Consolidated Statements of Cash Flows for the years ended
            September 30, 1999, 1998 and 1997............................   F-6

          Consolidated Statements of Capitalization at September 30,
            1999 and 1998................................................   F-7

          Consolidated Statements of Common Shareholders' Equity for the
          years ended September 30, 1999, 1998 and 1997..................   F-8

          Notes to Consolidated Financial Statements.....................   F-9

2.   Financial Statement Schedules:

          The following schedules of the Company are included on the attached pages as indicated:

                                                                            Page
                                                                            ----

          Report of Independent Public Accountants on Schedules ...........  S-1

          Schedule II Valuation and Qualifying Accounts and Reserves for
            the years ended September 30, 1999, 1998 and 1997 .............  S-2

3.   Exhibits:

          Exhibits for Yankee Energy are listed in the Index to Exhibits...  E-1

(b)  Reports on Form 8-K:

     On June 18, 1999, the Company filed a Current Report on Form 8-K dated June 14, 1999, reporting in Item 5 thereof that the Company had entered into an Agreement and Plan of Merger providing for the merger transition between the Company and Northeast Utilities.

     On October 27, 1999, the Company filed a Current Report on Form 8-K dated October 12, 1999, reporting in Item 5 that the Company held a Special Meeting of Shareholders to approve an Agreement and Plan of Merger dated June 14, 1999 between the Company and Northeast Utilities, a Massachusetts business trust. The Company's shareholders voted to approve the Merger Agreement.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----

Index to Consolidated Financial Statements................................  F-1

Management Report.........................................................  F-2

Report of Independent Public Accountants..................................  F-3

Consolidated Statements of Income for the years ended September 30,
1999, 1998 and 1997.......................................................  F-4

Consolidated Balance Sheets at September 30, 1999 and 1998................  F-5

Consolidated Statements of Cash Flows for the years ended September
30, 1999, 1998 and 1997...................................................  F-6

Consolidated Statements of Capitalization at September 30, 1999 and
1998......................................................................  F-7

Consolidated Statements of Common Shareholders' Equity for the years ended September 30, 1999, 1998 and 1997...................................  F-8

Notes to Consolidated Financial Statements................................  F-9

                                MANAGEMENT REPORT

     The consolidated financial statements of Yankee Energy System, Inc. and subsidiaries and other sections of this 10K were prepared by management, which is responsible for their integrity and objectivity. These financial statements, which were audited by Arthur Andersen LLP, were prepared in accordance with generally accepted accounting principles using estimates and judgement, where required, and giving consideration to materiality.

     The Company maintains a system of internal controls over financial reporting, which is designed to provide reasonable assurance to the Company's management and Board of Directors regarding the preparation of reliable published financial statements. The system contains self-monitoring mechanisms, and actions are taken to correct deficiencies as they are identified. Even an effective internal control system, no matter how well designed, has inherent limitations, including the possibility of the circumvention or overriding of controls, and such systems can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, internal control system effectiveness may vary over time.

     Through established programs, the Company regularly emphasizes to its management employees their internal control responsibilities and policies prohibiting conflicts of interest. The Audit Committee of the Board of Directors is composed entirely of outside directors. This Committee meets periodically with management, the internal auditors and the independent auditors to review the activities of each and to discuss audit matters, financial reporting and the adequacy of internal controls.

     Management believes that its system of internal accounting controls and control environment provide reasonable assurance that its assets are safeguarded from loss or unauthorized use and that its financial records, which are the basis for the preparation of all financial statements, are reliable.

/s/ CHARLES E. GOOLEY
President and Chief Executive Officer

/s/ JAMES M. SEPANSKI
Vice President, Chief Financial Officer and Treasurer

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Yankee Energy System, Inc.:

We have audited the accompanying consolidated balance sheets and consolidated statements of capitalization of Yankee Energy System, Inc. (a Connecticut corporation) and subsidiaries (the Company) as of September 30, 1999 and 1998, and the related consolidated statements of income, common shareholders' equity and cash flows, for each of the three years in the period ended September 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Yankee Energy System, Inc. and subsidiaries as of September 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1999, in conformity with generally accepted accounting principles.

/s/ Arthur Andersen LLP

Hartford, Connecticut
November 15, 1999

CONSOLIDATED STATEMENTS OF INCOME

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


FOR THE YEARS ENDED SEPTEMBER 30,                1999        1998        1997
-------------------------------------------------------------------------------
Revenues:
  Utility revenues                             $275,619    $283,839    $318,954
  Nonutility revenues                            27,863      30,928       6,087
                                               --------    --------    --------
       Total revenues                           303,482     314,767     325,041
                                               --------    --------    --------
Operating expenses:
  Cost of gas/goods sold                        152,376     169,287     176,757
  Operations                                     61,353      61,964      58,569
  Maintenance                                     6,343       5,978       6,382
  Merger expenses                                 1,981          --          --
  Nonrecurring charges                            4,436          --          --
  Depreciation and amortization                  21,560      19,789      18,130
  Taxes other than income taxes                  20,809      20,431      22,519
                                               --------    --------    --------
       Total operating expenses                 264,422     281,885     282,357
                                               --------    --------    --------
Operating income                                 39,060      32,882      42,684
Other income/expense:
  Other income, net                                 243         174         159
  Interest expense, net                          14,604      13,853      12,463
                                               --------    --------    --------
Income before income taxes                       24,699      19,203      30,380
Provision for income taxes                       11,324       8,320      13,423
                                               --------    --------    --------
Net income                                     $ 13,375    $ 10,883    $ 16,957
                                               ========    ========    ========
Basic and diluted earnings per common share    $   1.26    $   1.04    $   1.62
                                               ========    ========    ========


  The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

AT SEPTEMBER 30,                                       1999        1998
-------------------------------------------------------------------------------
 ASSETS

Utility plant, at original cost                      $591,882    $547,098
  Less-Accumulated provision for depreciation         223,142     207,872
                                                     --------    --------
                                                      368,740     339,226
  Construction work in progress                        12,308      28,707
                                                     --------    --------
       Total net utility plant                        381,048     367,933
                                                     --------    --------
Other property and investments                         15,593      12,778
Assets held for sale                                   15,352      12,361

Current assets:
  Cash and temporary cash investments                   1,736       1,881
  Accounts receivable, less accumulated provision
   for uncollectible accounts of $5,979 in 1999
   and $8,132 in 1998                                  38,952      35,946
  Fuel supplies                                         1,316       1,418
  Other materials and supplies                          1,994       1,972
  Accrued utility revenues                              6,705       4,028
  Prepaid expenses and other                           18,165      25,327
                                                     --------    --------
       Total current assets                            68,868      70,572
                                                     --------    --------

Deferred gas costs                                      7,244      10,480
Recoverable environmental cleanup costs                33,816      34,084
Recoverable income taxes                                4,166      10,673
Recoverable postretirement benefits costs               1,236       1,725
Other deferred debits                                  12,963      14,678
                                                     --------    --------

       Total assets                                  $540,286    $535,284
                                                     ========    ========

CAPITALIZATION AND LIABILITIES

Capitalization (see accompanying statements):
   Common shareholders' equity                       $165,579    $164,992
   Long-term debt, net of current portion             163,050     131,048
                                                     --------    --------
       Total capitalization                           328,629     296,040
                                                     --------    --------

Current liabilities:
  Notes payable to banks                               56,000      75,700
  Long-term debt, current portion                       1,200       4,217
  Accounts payable                                     23,013      19,643
  Accrued interest                                      3,322       3,176
  Pipeline transition costs payable                     1,539       2,516
  Other                                                 6,456       8,402
                                                     --------    --------
       Total current liabilities                       91,530     113,654
                                                     --------    --------
Accumulated deferred income taxes                      65,843      72,816
Accumulated deferred investment tax credits             7,948       8,325
Reserve for environmental cleanup costs                35,000      35,000
Postretirement benefits obligation                      3,691       3,353
Other deferred credits                                  7,645       6,096

Commitments and contingencies (Note 9)
                                                     --------    --------
       Total capitalization and liabilities          $540,286    $535,284
                                                     ========    ========


  The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)


FOR THE YEARS ENDED SEPTEMBER 30,                            1999         1998          1997
----------------------------------------------------------------------------------------------

Cash Flows From Operating Activities:
  Net income                                                $ 13,375     $ 10,883     $ 16,957
  Adjusted for the following:
    Depreciation and amortization                             21,560       19,789       18,130
    Asset impairment, nonrecurring charge                         --        2,037           --
    Equity earnings from investments                            (372)        (216)        (105)
    Deferred income taxes, net                                  (843)       4,598        6,927
    Deferred gas costs activity and other non-cash items       6,031       (3,688)      (5,007)
    Changes in working capital:
      Accounts receivable and accrued utility revenues        (5,683)      (8,305)        (271)
      Prepaid expenses and other                               7,162      (11,395)      (5,106)
      Accounts payable and accrued liabilities                 3,370       (3,098)         170
      Other working capital (excludes cash)                   (1,720)       7,885       (3,089)
                                                            --------     --------     --------
Net cash provided by operating activities                     42,880       18,490       28,606

Cash Flows From Financing Activities:
  Net proceeds from common stock issuance                      1,193        2,232          105
  Issuance of long-term debt                                  50,000           --       30,000
  Retirement of long-term debt                               (21,015)      (4,017)     (34,017)
  (Decrease) increase in short-term debt                     (19,700)      36,700       18,700
  Cash dividends                                             (14,858)     (14,267)     (13,797)
                                                            --------     --------     --------
Net cash (used for) provided by financing activities          (4,380)      20,648          991

Investment In Plant And Other:
  Utility plant                                              (31,881)     (34,649)     (31,320)
  Other property, investments and assets held for sale        (6,764)      (4,847)      (3,891)
                                                            --------     --------     --------
Net cash used for plant and other                            (38,645)     (39,496)     (35,211)

Net Decrease In Cash and Temporary Cash
   Investments For The Period                                   (145)        (358)      (5,614)

Cash and Temporary Cash Investments, beginning of period       1,881        2,239        7,853
                                                            --------     --------     --------

Cash and Temporary Cash Investments, end of period          $  1,736     $  1,881     $  2,239
                                                            ========     ========     ========
Supplemental Cash Flow Information:
  Cash paid during the period for:
  Interest, net of amounts capitalized                      $ 15,313     $ 13,273     $ 14,203
  Income taxes                                              $  3,884     $  6,469     $ 12,140


  The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CAPITALIZATION

(IN THOUSANDS)

AT SEPTEMBER 30,                                             1999       1998
-------------------------------------------------------------------------------

Common shareholders' equity:
  Common shares - $5 par value, authorized 20,000,000
  shares; 10,633,666 and 10,545,362 shares outstanding
  at September 30, 1999 and 1998                           $ 53,168   $  52,727
  Capital surplus, paid in                                   90,978      89,949
  Unearned compensation-restricted stock awards (a)            (131)       (131)
  Retained earnings                                          21,564      23,047
  Employee stock ownership plan guarantee (b)                    --        (600)
                                                           --------   ---------
    Total common shareholders' equity                       165,579     164,992
                                                           --------   ---------

Long-term debt:
  First mortgage bonds (c)
    Maturity          Interest rates
      2004                    10.03%                             --      20,165
      2005                     6.75%                         20,000      20,000
      2009                     6.20%                         50,000          --
      2012                     7.19%                         30,000      30,000
      2019                    10.07%                         19,000      19,000
      2022                     8.48%                         20,000      20,000
      2023                     8.63%                         20,000      20,000
                                                           --------   ----------
    Total first mortgage bonds                              159,000     129,165
Term loan agreement, 6.24%, due February, 2003 (c)            5,250       5,500
Guarantee of employee stock ownership plan term
  loan agreement, 10.38%, final maturity July, 1999 (b)          --         600
                                                           --------    --------
Total long-term debt                                        164,250     135,265
Less amounts due within one year (b)(c)                       1,200       4,217
                                                           --------    --------
Long-term debt, net                                         163,050     131,048
                                                           --------    --------
Total capitalization                                       $328,629    $296,040
                                                           ========    ========


(a) Consistent with the terms of the Non-Employee Directors' Stock Compensation Plan, incentive awards of 225 shares and 1,200 shares of restricted common stock were granted to directors during 1999 and 1998, respectively. Under the directors' plan, the market value of the restricted stock awards has been recorded as unearned compensation and is shown as a separate component of shareholders' equity. The earned compensation is charged to administrative and general expense as shares become vested. Earned compensation was approximately $30,100 for fiscal 1999 and $29,000 for fiscal 1998.

Consistent with the terms of the Long-Term Incentive Compensation Plans of the Company, incentive awards of 25,600 and 1,711 shares of restricted common stock were granted to employees during 1999 and 1998, respectively. Under the Long-Term Compensation Plans, the market value of the restricted stock awards has been recorded as unearned compensation and is shown as a separate component of shareholders' equity. The earned compensation is charged to administrative and general expense as shares become vested. Earned compensation was approximately $253,000 for fiscal 1999 and $78,000 for fiscal 1998.

(b) On July 20, 1989, Yankee Energy became guarantor of a term loan agreement between the Trustee for the Company's 401(k) Employee Stock Ownership Plan
(ESOP), and a commercial bank, in the amount of $4,000,000. The proceeds were used by the Trustee exclusively to acquire outstanding shares of Yankee Energy common stock pursuant to the terms of the Company's ESOP. The final maturity date of the agreement was July 1, 1999.

(c) Long-term debt maturities and cash sinking fund requirements on debt outstanding at September 30, 1999 for each of the fiscal years 2000 through 2004 (excluding early redemption options the Company may utilize) are $1,200,000; $1,200,000; $1,200,000; $5,450,000; and $950,000, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDER'S EQUITY


(In thousands)                                                                                              Employee
                                                                                                             Stock
                                                                              Capital                      Ownership
                                                                   Common     Surplus,      Retained         Plan
                                                                   Shares     Paid In      Earnings (a)    Guarantee       Total
----------------------------------------------------------------------------------------------------------------------------------

Balance at September 30, 1996                                     $52,248     $87,947        $23,271        ($1,400)     $162,066
Net income                                                                                    16,957                       16,957
Issuance of 4,860 common shares - $5 par value                         24          81                                         105
Cash dividends on common shares - $1.32 per share                                            (13,797)                     (13,797)
Employee stock ownership plan loan repayment                                                                    400           400
Unearned compensation-restricted stock awards (b)                                 (25)                                        (25)
----------------------------------------------------------------------------------------------------------------------------------

Balance at September 30, 1997                                     $52,272     $88,003        $26,431        ($1,000)     $165,706
Net income                                                                                    10,883                       10,883
Issuance of 90,948 common shares - $5 par value                       455       1,777                                       2,232
Cash dividends on common shares - $1.36 per share                                            (14,267)                     (14,267)
Employee stock ownership plan loan repayment                                                                    400           400
Unearned compensation-restricted stock awards (b)                                  38                                          38
----------------------------------------------------------------------------------------------------------------------------------

Balance at September 30, 1998                                     $52,727     $89,818        $23,047          ($600)     $164,992
Net income                                                                                    13,375                       13,375
Issuance of 88,304 common shares - $5 par value                       441         752                                       1,193
Cash dividends on common shares - $1.40 per share                                            (14,858)                     (14,858)
Employee stock ownership plan loan repayment                                                                    600           600
Unearned compensation-restricted stock awards (b)                                 277                                         277
----------------------------------------------------------------------------------------------------------------------------------

Balance at September 30, 1999                                     $53,168     $90,847        $21,564             $0      $165,579
----------------------------------------------------------------------------------------------------------------------------------


(a) Yankee Gas has dividend restrictions imposed by its Bond Purchase Agreements. At September 30, 1999, retained earnings available for common dividends under the terms of the Series A agreement and Series B and C agreements totaled approximately $40.5 million and $50.8 million, respectively.

(b) See note (a) of the Consolidated Statements of Capitalization.

The accompanying notes are an integral part of these consolidated financial statements.

                   YANKEE ENERGY SYSTEM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The Company: Yankee Energy System, Inc. ("YES" or the "Company"), headquartered in Meriden, Connecticut, is a diversified company specializing in the distribution, conversion, and control of energy to meet our customers' needs. Our principal operating subsidiary is Yankee Gas Services Company ("Yankee Gas"). Yankee Gas, the largest natural gas distribution company in Connecticut, provides service to more than 185,000 customers in 69 cities and towns.

         On June 14, 1999, the Company and Northeast Utilities ("NU") entered into an Agreement and Plan of Merger ("Merger Agreement") providing for a merger transaction ("Merger") between the Company and NU. Pursuant to the Merger Agreement, the Company will merge with and into Merger Sub, a Connecticut corporation to be formed by NU prior to the closing of the Merger as a wholly owned subsidiary of NU. Merger Sub will be the surviving entity, but will change its name to "Yankee Energy System, Inc." As a result of the Merger, the Company will become a wholly owned subsidiary of NU. Shareholders of Yankee Energy will receive $45.00 a share, 45% payable in NU shares and 55% payable in cash. The Merger will be accounted for using the purchase method of accounting. On October 12, 1999, the shareholders of the Company approved the Merger. The Merger is conditioned on, among other things, the approval of the various regulatory agencies, including the Connecticut Department of Public Utility Control ("DPUC") and the Securities and Exchange Commission. The Company expects the Merger to close in the first half of fiscal 2000.

         The Company's other operating subsidiaries support the core business in natural gas distribution, or allow the Company to expand its growing business in energy-related services. Yankee Energy Services Company ("YESCo") provides a wide range of energy-related services for its customers. YESCo Controls division provides comprehensive building automation with engineering, installation and maintenance of building control systems. YESCo Mechanical Services division provides comprehensive heating, ventilation and air-conditioning ("HVAC"), boiler and refrigeration equipment services and installation. In addition to Yankee Gas and YESCo, two other subsidiaries are taking advantage of opportunities by offering services once exclusively provided to local energy customers to a broader marketplace. R.M. Services, Inc. ("RMS"), through its alliance with Dun & Bradstreet Management Receivables Services, provides consumer collection services for companies throughout the United States, and Yankee Energy Financial Services Company ("Yankee Financial") provides a full range of equipment and home improvement financing options through programs like the Hometown Energy Loan Program. NorConn Properties, Inc. ("NorConn") owns selected system real estate, which it leases to Yankee Gas. Additional company information can be found at the Company web site, www.yankeeenergy.com.

         Principles of Consolidation: The consolidated financial statements of the Company include the accounts of all subsidiaries. Intercompany transactions have been eliminated in consolidation.

         Public Utility Regulation: Yankee Gas is subject to regulation for rates and other matters by the DPUC and follows accounting policies prescribed by the DPUC. The Company prepares its financial statements in accordance with generally accepted accounting principles, which include the provisions of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation," ("FAS 71"). FAS 71 requires a cost-based, rate-regulated enterprise such as Yankee Gas to reflect the impact of regulatory decisions in its financial statements. The DPUC, through the rate regulation process, can create regulatory assets that result when costs are allowed for rate making purposes in a period other than the period in which the costs would be charged to expense by an unregulated enterprise.

         Following the provisions of FAS 71, Yankee Gas has recorded regulatory assets or liabilities as appropriate primarily related to deferred gas costs, pipeline transition costs, hardship customer receivables, environmental cleanup costs, income taxes and postretirement benefit costs. The specific amounts related to these items are disclosed in the consolidated balance sheets. Yankee Gas continues to be subject to cost-of-service-based rate regulation by the DPUC. Based upon current regulation and recent regulatory decisions, the Company believes that its use of regulatory accounting in accordance with the provisions of FAS 71 is appropriate.

         Revenues: Utility revenues are based on authorized rates applied to each customer's use of gas. Rates can be changed only through a formal proceeding before the DPUC. At the end of each accounting period, a revenue estimate for the amount of gas delivered but unbilled is recorded.

         Merger Costs: The Company has recorded approximately $2.0 million of costs for legal, consulting and financial advisory services related to the Merger. These costs have been expensed as incurred.

         Depreciation: The provision for utility depreciation is calculated using the straight-line method based on estimated remaining useful lives of depreciable utility plant in service, adjusted for net salvage value and removal costs as approved by the DPUC. The depreciation rates for the several classes of plant in service are equivalent to an overall composite rate of 3.3 percent in fiscal years 1999, 1998 and 1997.

         Purchased Gas Adjustment Clause ("PGA"): The DPUC-approved rates include an adjustment clause under which gas costs above or below base rate levels are charged or credited to customers. As prescribed by the DPUC, differences between the actual purchased gas costs and the current cost recovery are deferred and recovered or refunded over future periods.

         Equity Accounting: The Company accounts for YESCo's investments in energy production facilities using the equity method, recording their proportionate share of earnings (losses) with corresponding increases (decreases) in their investment. Distributions received reduce the carrying amount of these investments.

         Income Taxes: Differences exist between the periods in which transactions affect income in the financial statements and the periods in which they affect the determination of income subject to tax. The tax effect of such timing differences is accounted for in accordance with the ratemaking treatment required by the DPUC. As of September 30, 1999, the Company has a deferred tax liability and a corresponding regulatory asset of approximately $4 million. These deferred amounts represent book/tax differences for which the tax impacts were not recognized in the financial statements (or included in the rates) at the time the differences occurred (flow-through accounting), but for which the additional taxes due at the time the differences reverse will be recoverable from ratepayers.

         Cash and Temporary Cash Investments: Cash and temporary cash investments includes cash on hand and short-term investments which are highly liquid in nature and have original maturities of three months or less.

         Reclassifications: Certain prior year amounts have been reclassified to conform with current year classifications.

         Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Earnings per Share: The Company is required to compute and present basic and diluted earnings per share. The basic weighted average shares outstanding for fiscal 1999, 1998 and 1997 were 10,609,293, 10,495,806 and 10,451,165, respectively, and the diluted weighted average shares outstanding for fiscal 1999, 1998 and 1997 were 10,623,017, 10,499,810 and 10,453,318, respectively. As such, there is no measurable difference between basic and diluted earnings per share.

         Recent Accounting Pronouncements: In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires the Company to recognize all derivatives as either assets or liabilities in the consolidated balance sheets and measure those instruments at fair value. Management is currently evaluating the impact of this standard and believes the adoption will not materially impact the Company's consolidated financial position, results of operations or cash flows. This statement is effective for the Company in the first quarter of fiscal year 2001.


NOTE 2) INCOME TAX EXPENSE

         The components of the federal and state income tax provisions are:

                  YEARS ENDED SEPTEMBER 30,                   1999              1998            1997
                  -------------------------                   ----              ----            ----
                  (In thousands)

                  Charged to income:
                  Current income taxes:
                        Federal                             $9,631            $2,252          $4,509
                        State                                2,726               624           1,979
                                                            ------            ------          ------
                           Total current                    12,357             2,876           6,488
                                                            ------            ------          ------

                  Deferred income taxes, net:
                           Investment tax credit              (377)             (377)           (377)
                           Federal                             (55)            5,528           6,004
                           State                              (601)              293           1,308
                                                           -------            ------         -------
                           Total deferred                   (1,033)            5,444           6,935
                                                           -------            ------         -------
                  Total income tax expense                 $11,324            $8.320         $13,423
                                                           =======            ======         =======



      Deferred income tax liabilities (assets) are comprised of the following:

                  AT SEPTEMBER 30,                                     1999             1998
                  ----------------                                     ----             ----
                  (In thousands)

                  Depreciation                                      $71,854          $75,238
                  Other                                              (6,011)          (2,422)
                                                                    -------          -------
                  Net deferred income tax liability                 $65,843          $72,816
                                                                    =======          =======

         The differences between the effective income tax rate recorded by the Company and the statutory federal tax rate are reconciled as follows:

                                                                       1999              1998             1997
                                                                       ----             -----             ----

          Federal statutory rate                                       35.0%              35.0%            35.0%

                 Tax effect of differences:
                      Depreciation                                      6.1                9.3              5.1

                      State income taxes net of federal benefit         5.6                3.1              6.9
                      Merger expenses                                   2.5                 -                -
                      Pension accrual                                  (1.4)              (4.0)            (0.1)
                      Miscellaneous                                    (1.9)              (0.1)            (2.7)
                                                                       ------             -----            -----

                  Effective income tax rate                            45.9%              43.3%            44.2%
                                                                       =====              =====            =====

NOTE 3)   LEASES
          The Company has entered into operating lease agreements for the use of office equipment, vehicles and buildings. For fiscal 1999, 1998 and 1997, these lease payments were $2,274,000, $1,999,000 and $2,064,000, respectively. Future minimum lease payments, excluding associated costs such as property taxes, state use taxes, insurance and maintenance, under long-term noncancelable leases as of September 30, 1999, are approximately:

                      Year                                      (In Thousands)
                      ----                                      --------------
                      2000                                         $1,851

                      2001                                          1,568

                      2002                                          1,239

                      2003                                            655

                      2004                                            497

                   After 2005                                         333

          Future minimum lease payments                            $6,143

NOTE 4)  POSTRETIREMENT BENEFITS

         The Company has a noncontributory defined benefit retirement plan, covering employees of Yankee Gas and RMS. Benefits are based on years of service and employees' highest consecutive 60 months of compensation during the last 120 months of employment. It is the Company's policy to fund annually an amount at least equal to that which will satisfy the requirements of the Employee Retirement Income Security Act and the Internal Revenue Code. No contributions were required or made in fiscal 1999, 1998 and 1997. Pension assets are invested primarily in equity securities and investment grade bonds.

         In fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits", which standardizes the disclosure requirements for pension and other postretirement benefits, eliminates certain disclosure, and requires additional information on the changes in the benefit obligations and fair value of plan assets.

          The components of net pension cost (income) were:

                  YEARS ENDED SEPTEMBER 30,                           1999                1998
                  -------------------------                           ----                ----
                  (In thousands)

                  Change in benefit obligation:
                  Benefit obligation at beginning of year          $73,352             $64,845
                  Service cost                                       2,425               2,099
                  Interest cost                                      5,022               4,814
                  Amendments                                           -                   717
                  Actuarial loss (gain)                             (9,244)              3,961
                  Benefits paid                                     (3,261)             (3,084)
                                                                   -------             -------
                  Benefit obligation at end of year                $68,294             $73,352
                                                                   =======             =======

                  Change in plan assets:
                  Fair value of plan assets at beginning of year   $88,837             $89,966
                  Actual return on plan assets                      15,339               1,955
                  Benefits paid                                     (3,261)             (3,084)
                  Fair value of plan assets at end of year        $100,915             $88,837
                                                                  ========             =======

                  Funded status                                    $32,621             $15,485
                  Unrecognized transition asset                       (531)               (617)
                  Unrecognized prior service cost                      625                 665
                  Unrecognized net actuarial loss                  (32,888)            (16,629)
                                                                  --------            --------
                  Accrued pension cost (income)                     $(173)             $(1,096)
                                                                  ========            ========

                  YEARS ENDED SEPTEMBER 30,                           1999                1998                1997
                  -------------------------                          -----                ----                ----
                  (In thousands)
                  Net pension cost includes the following components:
                  Service cost                                      $2,425              $2,099              $1,992
                  Interest cost                                      5,022               4,814               4,522
                  Expected return on plan assets                    (7,851)             (7,958)             (6,413)
                  Amortization of transition asset                     (86)                (86)                (86)
                  Amortization of prior service cost                    40                  26                  (3)
                  Recognized net actuarial gain                       (473)             (1,135)               (517)
                                                                    ------              ------              ------
                  Net periodic pension cost (income)                $ (923)            $(2,240)              $(505)
                                                                    =======            ========            =======

                  Weighted-average assumptions:
                  Discount rate                                      7.50%               7.00%               7.50%
                  Expected long-term rate of return                  9.00%               9.00%               9.00%
                  Compensation/progression rate                      4.00%               4.00%               4.50%


         Pension cost for 1999, 1998, and 1997 includes $85,000 in cost of living increases each year for NU retirees who were previously employed in the gas business operated by The Connecticut Light and Power Company, a subsidiary of NU. These payments were agreed to at the time of divestiture from NU.

         During fiscal 1994, the Company adopted an Excess Benefit Plan ("EBP") that provides retirement benefits to executive officers and other key management staff. The EBP recognizes total compensation and service that would otherwise be disregarded due to Internal Revenue Code limitations on compensation in determining benefits under the regular retirement plan. The EBP is not funded and benefits are paid from general corporate assets when due.

NOTE 5)  POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

         The Company provides certain health care and life insurance benefits to its retired Yankee Gas and RMS employees. The Company recognizes the cost of postretirement benefits over the employment period that encompasses eligibility to receive such benefits. On July 1, 1990, in accordance with terms of the divestiture, Yankee Gas began compensating NU for a portion of NU's liability for certain health care and life insurance expenses of retirees or surviving spouses. Yankee Gas and NU will share costs in a defined manner until June 30, 2005. The cost of providing those benefits for NU retirees was approximately $1,283,000 for the fiscal year ended September 30, 1999 and $1,032,000 and $1,103,000 for the comparable periods in 1998 and 1997, respectively.

         The Company has established two Internal Revenue Code Section 501(c)(9) Voluntary Employee Beneficiary Association ("VEBA") Trusts, one for union employees and one for non-union employees, to fund its future liabilities for retiree health care and life insurance benefits. Contributions to the VEBA Trusts totaled $1.3 million for fiscal 1999 and $1.1 million for fiscal 1998. Assets of the VEBA Trusts are invested primarily in equity securities and investment grade bonds.

         For Yankee Gas, the DPUC is allowing $1.7 million of associated expenses to be recovered in rates and up to an additional $1.5 million annually, which is being collected through a rate settlement process, which is more fully described in Note 9, Commitments and Contingencies (Transition Costs-Order No. 636).

          The components of net pension cost (income) were:

                  YEARS ENDED SEPTEMBER 30,                           1999                1998
                  -------------------------                          -----                ----
                  (In thousands)

                  Change in benefit obligation:
                  Benefit obligation at beginning of year          $27,465             $21,803
                  Service cost                                       1,253                 922
                  Interest cost                                      1,892               1,597
                  Employee contribution                                 59                  57
                  Actuarial loss (gain)                             (3,227)              4,181
                  Benefits paid                                       (967)             (1,095)
                                                                     -----             -------
                  Benefit obligation at end of year                $26,475             $27,465
                                                                   =======             =======

                  Change in plan assets:
                  Fair value of plan assets at beginning of year   $11,893             $10,790
                  Actual return on plan assets                       1,851               1,309
                  Employer contribution                              1,292                 832
                  Employee contribution                                 59                  57
                  Benefits paid                                       (967)             (1,095)
                                                                      ----              ------
                  Fair value of plan assets at end of year         $14,128             $11,893
                                                                   =======             =======

                  Funded status                                   $(12,347)           $(15,572)
                  Unrecognized transition obligation                11,856              12,731
                  Unrecognized net actuarial loss                   (6,527)             (2,529)
                                                                   -------             -------
                  Accrued benefit cost                             $(7,018)            $(5,370)
                                                                   =======             =======

                  YEARS ENDED SEPTEMBER 30,                           1999                1998                1997
                  -------------------------                          -----                ----                ----
                  (In thousands)
                  Net pension cost includes the following components:
                  Service cost                                      $1,253                $922                $913
                  Interest cost                                      1,892               1,597               1,685
                  Expected return on plan assets                    (1,080)             (1,076)               (713)
                  Amortization of transition obligation                875                 876                 875
                  Recognized net actuarial gain                         -                 (253)                (88)
                  Other adjustments or deferrals                        -                   -                  210
                                                                    ------             -------             -------
                  Net periodic pension cost                         $2,940             $ 2,066             $ 2,882
                                                                    ======             =======             =======

                  Weighted-average assumptions:
                  Discount rate                                      7.50%               7.00%               7.50%
                  Expected return of plan assets                     9.00%               9.00%               9.00%
                  Rate of compensation increase                      4.00%               4.00%               4.50%
                      Health care cost trend rate
                            - First year                             6.00%               7.00%               8.00%
                            - Ultimate                               5.00%               5.00%               5.00%

         Trend rates are assumed to decrease one percent per year until they reach the ultimate rate. A one percent increase in the weighted average trend rate assumption of health care claims would result in a 12 percent increase in accumulated benefit obligations and a 16 percent increase in net periodic postretirement benefit costs.

NOTE 6)   STOCK-BASED COMPENSATION

         Yankee Energy established Long-Term Incentive Compensation Plans in 1991 and 1996. Options on 73,400 and 20,500 shares of common stock were granted under the 1996 plan, in fiscal 1998 and 1999, respectively. Under the terms of the options granted, the exercise price of any option may not be less than 100 percent of the fair market value of the common stock on the date of the grant. The stock options generally vest over a five year period, with 20 percent becoming exercisable on each of the first five anniversaries of the grant. All stock options expire ten years from the date of grant. Options granted to a senior executive were accelerated and deemed fully vested as of September 30, 1998, as part of a severance agreement (see Note 9 Commitments and Contingencies). The Company recorded expenses in fiscal 1998 of approximately $101,000 due to the change in the measurement date.

         The Company accounts for stock options in accordance with Accounting Principles Board Opinion No. 25, under which no compensation costs have been recognized for stock option awards. Had compensation costs of option awards been determined under a fair value alternative method as stated in Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the Company would have been required to value such options and record such amounts in the financial statements as compensation expense. Pro forma net income and net income per share for fiscal 1999, 1998 and 1997 would have been $13,297,000 and $1.25, $10,832,000 and $1.03, and $16,919,000 and $1.62,
         respectively. For purposes of this calculation, the Company arrived at the fair value of each stock grant at the date of grant by using the Black Scholes option pricing model with the following weighted average assumptions used for grants for the fiscal years ended September 30, 1999 and 1998: risk-free interest rate of 5.5 and 5.7 percent, respectively, expected life of 5.0 years, expected volatility of 30 and 17 percent, respectively, and a dividend yield of 3.3 and 5.3 percent, respectively. No stock options were granted for the fiscal year ended September 30, 1997.

         The following summarizes stock option transactions for the fiscal years ended September 30, 1999, 1998 and 1997:

         -------------------------------------------------------------------------------------------------------
                                                                                    Weighted           Number
                                                           Option Prices          Average Price      of Shares
         -------------------------------------------------------------------------------------------------------

          Outstanding Options September 30, 1996           $21.38-$23.69              $22.73          115,000
              Exercised                                    $21.63-$23.69              $21.73           (4,860)
              Canceled                                     $21.63-$23.69              $22.97           (8,980)
                                                                                                      -------
          Outstanding Options September 30, 1997           $21.38-$23.69              $22.75          101,160
              Granted                                      $23.13-$26.19              $24.63           73,400
              Exercised                                    $21.63-$23.69              $21.93           (8,240)
              Canceled                                     $21.63-$23.72              $23.01          (45,260)
                                                                                                      -------
          Outstanding Options September 30, 1998           $21.63-$26.19              $23.85          121,060
              Granted                                             $29.31              $29.31           20,500
              Exercised                                    $21.63-$26.19              $24.25          (60,860)
              Canceled                                     $21.63-$23.72              $23.57           (7,800)
                                                                                                      -------
          Outstanding Options September 30, 1999           $21.63-$29.31              $25.08           72,900
                                                                                                      =======

         At September 30, 1999, 1998, and 1997, there were 42,612 options, 63,388 options, and 38,136 options exercisable, respectively, which have weighted average exercise prices of $26.16 per share, $24.24 per share, and $22.20 per share, respectively.

NOTE 7)   SHORT-TERM DEBT

         Yankee Gas has arranged a $60 million revolving line of credit with a group of three banks whereby funds may be borrowed on a short-term revolving basis using either fixed or variable rate loans. Yankee Gas had $34.5 million and $63.2 million outstanding under its agreements at September 30, 1999 and 1998, respectively. In addition, Yankee Energy had $21.5 and $12.5 million outstanding at September 30, 1999 and 1998, respectively, on a $15 million line of credit and a $10 million uncommited line of credit. The weighted average interest rates on short-term debt at September 30, 1999 and 1998 were 5.5 percent and 5.8 percent, respectively.

NOTE 8)   FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying amount of cash and temporary cash investments approximates fair value. The fair values of the Company's first mortgage bonds, which are fixed rate long-term debt, are based upon borrowing rates currently available to the Company. Adjustable rate securities are assumed to have a fair value equal to their carrying value. The carrying amount of the first mortgage bonds (including current maturities) was $159,000,000 and $129,165,000 as of September 30, 1999
         and 1998, respectively. The fair value was $152,577,000 and $144,100,000 as of September 30, 1999 and 1998, respectively. These fair values have been reported to meet the disclosure requirements of Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Values of Financial Instruments," and do not purport to represent the amounts at which those obligations would be settled.

NOTE 9) COMMITMENTS AND CONTINGENCIES

         Construction Program: The Company's estimated capital expenditures for fiscal 2000 are $30.8 million. The Company intends to use $29.0 million of these estimated expenditures to maintain the reliability of the distribution system and in projects that will generate or support gas sales and transportation activities.

         Environmental Matters: Fourteen sites containing coal tar became the property of Yankee Gas at divestiture from NU in 1989. Contamination at these sites was caused by operations of former manufactured gas plants at those locations. Yankee Gas has reported the results of its environmental studies to the Connecticut Department of Environmental Protection ("DEP"). The DEP has not required that any remedial action be undertaken to date. However, eight of the fourteen sites are presently listed on the Connecticut Inventory of Hazardous Waste Sites. Inclusion of a site on this list indicates that remediation may be required in the future.

         Remediation has been conducted at three of these properties. In addition, Yankee Gas has developed a cost estimate for the remaining sites based on various factors including the probability of clean-up. As a result of this effort, Yankee Gas recorded a liability of $35 million in fiscal 1993 for future environmental clean-up with a corresponding regulatory asset. Recovery of remediation costs has been specifically allowed by Yankee Gas' 1992 rate case decision. Presently, $325,000 is allowed annually in rates. If costs are expected to exceed $2.5 million on an annual basis, Yankee Gas is required to review such expenditures with the DPUC. The DPUC has stated that "to the extent that coal tar remediation expenses are prudently incurred, they should be allowed as proper operating expenses," and therefore, management continues to believe a regulatory asset is appropriate for this item.

         Yankee Gas has received $9.6 million from certain of its insurance carriers in settlement of certain claims for actual or potential contamination at certain sites that may give rise to environmental liabilities. The terms of the aforementioned settlements are subject to confidentiality provisions in agreements between Yankee Gas and its insurance carriers. The proceeds are being reflected as reductions in the regulatory asset associated with recoverable environmental clean-up costs, as shown in the accompanying balance sheets.

         Transition Costs-Order No. 636: On April 8, 1992, the Federal Energy Regulatory Commission ("FERC") issued Order No. 636 on pipeline restructuring. In essence, the FERC found that absent the unbundling of traditional merchant services, pipelines would not be able to achieve the FERC's long-term goal of open access and provide transportation services that are indifferent to the seller of the gas.

         Order No. 636 acknowledges that the restructuring of the pipelines' traditional services will cause pipelines to incur transition costs in several areas and provides mechanisms for the pipelines to fully recover prudently incurred transition costs attributable to the implementation of Order No. 636.

         On July 8, 1994, the DPUC issued a decision on the implementation of FERC Order No. 636 by the Connecticut Local Distribution Companies ("LDCs"). The DPUC is allowing the LDCs to offset the transition costs billed by pipelines under Order No. 636 with recoveries from capacity release activity, refunds of deferred gas costs, gas supplier refunds, off-system sales margin and interruptible margin earned in excess of target amounts. Through September 30, 1999, Yankee Gas paid approximately $21.5 million of transition costs and an additional $1.5 million is anticipated. To date, Yankee Gas has collected $53.6 million through a combination of credits received from gas supplier refunds, deferred gas costs, excess interruptible margin, off-system sales margin, and capacity release agreements.

         On January 3, 1996, the DPUC issued a Final Decision in reopened Docket No. 92-02-19. The Docket allows for recovery of certain deferred regulatory assets with the stipulation that Yankee Gas would not increase its rates before October 1, 1998, except in the event of certain circumstances which would adversely affect Yankee Gas' financial condition. Yankee Gas may apply a portion of excess transition credits received from pipeline refunds, interruptible excess margin, deferred gas costs, capacity release activity, and off-system sales margin to certain regulatory assets. As of September 30, 1999, excess collections of approximately $32.1 million were applied against the deferred regulatory assets specified in the decision.

         Rate Review: On July 9, 1997, the DPUC issued its decision in Docket No. 96-08-05. The DPUC decision, which is not a rate order, called for a lowering of Yankee Gas' authorized Return on Equity ("ROE") from
         12.43 percent to 11.15 percent. The DPUC believed that lower current interest rates and recently allowed rates of return for other Connecticut utilities justified a lower ROE for Yankee Gas. On October 1, 1997, the DPUC approved a settlement whereby Yankee Gas would credit approximately $3.2 million to firm sales customers through the PGA during fiscal year 1998. The settlement also allowed Yankee Gas to maintain its base rates until the end of fiscal year 2000, resulting in an eight-year period in which Yankee Gas will have gone without an increase in its base rates.

         Legal Issues: In fiscal 1996, Yankee Gas received revised property tax bills from the City of Meriden, Connecticut ("City") for tax years
         1991 through 1994. The City is asserting a claim for approximately $5.0 million for back taxes and interest resulting from the reassessment and revaluation of Yankee Gas' personal property filings. The City did not locate or identify any property which Yankee Gas omitted from its filings. The tax bills reflect a reassessment of property using a different methodology than that previously accepted by the City. Subsequent to the filing of the lawsuit against the City, Yankee Gas appealed the succeeding reassessment and currently is in the process of also litigating the revaluation of the subject personal property for the tax years 1995 through 1998. Although it is anticipated that the outcome of this claim will not have a material impact on the Company's financial statements, based on the information available at this time, management cannot predict what the ultimate impact might be.

         In November 1995, a purported class action suit was filed against Yankee Gas and the state's two other LDCs by the Connecticut Heating and Cooling Contractors' Association, Inc. et al. On December 21,
         1999, the action was settled with the plaintiffs and is awaiting the court's confirmation. The settlement does not have a material adverse effect on the Company's consolidated results of operations or financial position.

         The Company is not a party to any other litigation other than ordinary routine litigation incident to the operations of the Company or its subsidiaries. In the opinion of management, the resolution of such litigation will not have a material adverse effect on the Company's financial condition or results of operations.

         Tax Audits: The Company is currently under audit by the State of Connecticut regarding the Company's Sales and Use Tax returns for the calendar years 1996, 1997 and 1998, by the City of Naugatuck, Connecticut regarding the Company's Personal Property Tax Schedules for the years 1995, 1996 and 1997, and by the Internal Revenue Service ("IRS") regarding the Company's Federal Income Tax returns for the calendar years 1995 and 1996. The Company is responding to all information document requests put forth by the auditors. At this time, except for the audit of the 1995 Federal Income Tax Return, the Company does not have sufficient information to determine the amount, if any, of additional liability that may result from these proceedings. The Company is expecting a formal proposal from the IRS regarding adjustments to the 1995 Federal Income Tax Return. The Company does not anticipate that any of these audits, including the audit of the 1995 Federal Income Tax Return, will have a material effect on its consolidated results of operations or financial position.

         Nonrecurring Charges: In connection with YESCo's HVAC restructuring and impairments of certain Power division assets, the Company recorded a pre-tax charge of approximately $3.5 million in the fourth quarter of fiscal 1998. Of the total charge, $1.6 million represents impairment of HVAC and Power divisions' long-lived assets such as property and goodwill and $1.9 million pertains to YESCo restructuring charges such as lease costs, severance and other exit costs. In addition, in the fourth quarter of fiscal 1998, the Company recorded a pre-tax charge for severance of approximately $0.9 million, due to the resignation of two senior executives. As of September 30, 1999, all amounts accrued have been paid and no additional charges were required.

         The Company is currently negotiating the sale of its more significant Power Division investments with several interested parties. These investments include an operating land fill gas fueled generating facility in Brookhaven, NY, interests in two operating cogeneration facilities, development stage projects and other less significant assets. The total investment at September 30, 1999 is approximately $15.4 million and is reflected as assets held for sale in the consolidated balance sheets. Management expects that the sale of the Power Division assets will have no material effect on the Company's consolidated results of operations or financial position.

NOTE 10) RISK MANAGEMENT ACTIVITIES

          Gas Supply Hedging Activities: Yankee Gas has gas service agreements with two customers to supply gas at fixed prices. Because Yankee Gas purchases gas on a variable price basis, it has hedged gas prices with derivatives to respond to customers' needs for fixed pricing. Both agreements are similar in structure in that Yankee Gas executed a commodity swap contract with a commodity trading firm. Under a master commodity swap agreement, the price of a specified quantity of gas is fixed over the term of the gas service agreement with the customer. In both cases, Yankee Gas is acting as an agent, using its credit to provide fixed pricing to its customers, using a commodity swap. Yankee Gas' results of operations are unaffected by the hedge transaction given that it passes through the cost of the hedge to either the commodity trading firm or its customer depending on the difference in the fixed and floating prices for gas. Also, the customers are accountable for all costs incurred by Yankee Gas to execute and maintain the commodity swap contract.

         Of the two gas service hedging agreements currently in force, only one is material relative to the significance of gas volumes being hedged. This agreement has a ten-year term and requires Yankee Gas to supply approximately one BCF of gas per year, with relatively low margin, at a fixed price that began August 1, 1995. The price is allowed to escalate by a predetermined rate every year after the first year. The commodity swap contract for this hedging agreement was executed August 17, 1994. Yankee Gas is responsible for margin calls collateralizing the commodity swap contract from August 17, 1994 through the term of the gas service agreement. Currently, Yankee Gas has a letter of credit in the amount of $1.75 million issued to the commodity trading firm collateralizing the commodity contract.

         Interest Rate Swap: The Company uses swap instruments with financial institutions to exchange fixed rate interest obligations to a blend between fixed and variable rate obligations without exchanging the underlying notional amounts. These instruments convert high fixed interest rate obligations to variable rates. The notional amounts parallel the underlying debt levels and are used to measure interest to be paid or received and do not represent the exposure to credit loss. As of September 30, 1999, Yankee Energy had outstanding agreements with a total notional value of $49 million and a positive mark-to-market position of approximately $63,000. The difference between the amounts paid and received under the swaps is accrued and recorded as an adjustment to interest expense over the life of the swap instruments.

NOTE 11) REPORTABLE SEGMENTS

         Yankee Energy operates principally in two segments: utility and nonutility. The utility segment is a regulated natural gas distribution company. The nonutility segement is composed of energy-related services, consumer collection services and financial services. The accounting policies of each reportable segment are the same as those described in the summary of significant accounting policies. The Company accounts for intercompany sales in accordance with existing tariffs and contracts. Yankee Energy evaluates performance based on profitability and growth potential of each segment. Financial data for reportable segments is as follows:


         (In thousands)                                       Depreciation &    Interest         Income            Net
                                             Revenues         Amortization      Expense          Taxes            Income
         Year ended September 30, 1999
           Utility                           $275,619         $19,646           $13,526          $12,923          $15,907
           Nonutility                          31,084           1,914             1,310             (963)             139
           Parent/Eliminations                 (3,221)             -               (232)            (636)          (2,671)A
                                          -----------      ----------        ----------      -----------        ---------

         Total                               $303,482         $21,560           $14,604          $11,324          $13,375
                                          ===========      ==========        ==========      ===========        =========

         Year ended September 30, 1998
           Utility                           $283,839         $18,213           $12,909          $12,868          $16,978
           Nonutility                          33,759           1,576             1,456           (4,124)          (5,389)B
           Parent/Eliminations                 (2,831)             -               (512)            (424)            (706)C
                                          -----------      ----------        ----------      -----------        ---------

         Total                               $314,767         $19,789           $13,853           $8,320          $10,883
                                          ===========      ==========        ==========      ===========        =========

         Year ended September 30, 1997
           Utility                           $318,993         $16,868           $12,335          $14,999          $19,739
           Nonutility                           8,631           1,260               913           (1,576)          (2,934)
           Parent/Eliminations                 (2,583)              2              (785)              -               152
                                          -----------      ----------        -----------     -----------        ---------

         Total                               $325,041         $18,130            $12,463         $13,423          $16,957
                                          ===========      ==========        ==========      ===========        =========

         A - Parent loss includes non-tax deductible merger expenses of $1.9 million.
         B - Nonutility loss includes nonrecurring restructuring charges and asset impairment associated with YESCo. After-tax, these amounts were approximately $2.7 million.
         C - Parent loss includes an after-tax charge for severance, due to the resignation of two senior executives of approximately $0.5 million.

         At September 30, (In thousands)                  1999             1998

          Total Plant and Other Investments
            Utility                                  $ 381,343        $ 368,227
            Nonutility                                  15,298           12,484
                                                     ---------        ---------
            Total Plant and Other Investments        $ 396,641        $ 380,711
          Other Assets
            Utility                                  $ 121,189        $ 132,357
            Nonutility                                  49,360           39,647
            Less intercompany receivables              (26,904)         (17,431)
                                                     ---------        ---------
          Total Other Assets                         $ 143,645        $ 154,573
                                                     ---------        ---------
          Total Assets                               $ 540,286        $ 535,284
                                                     =========        =========

NOTE 12) QUARTERLY FINANCIAL DATA (UNAUDITED)

         The following table provides information with respect to the consolidated quarterly results of operations for the fiscal years ended September 30, 1999 and 1998, and reflects the seasonal nature of the Company's operations. The results of any one quarter during the year are not indicative of the results of future quarters.

                                                   (In thousands, except per share amounts)
         ------------------------------------------------------------------------------------------
         Fiscal Year 1999                       December 31     March 31      June 30  September 30
         ------------------------------------------------------------------------------------------

         Operating revenues                        $ 85,001     $117,444     $ 56,221      $ 44,816

         Operating income (loss)                     16,066       27,035        1,112        (5,153)

         Net income (loss)                            7,846       11,450       (2,108)       (3,813)

         Basic and diluted earnings (loss) per
           common share (1)                        $   0.74     $   1.08     $  (0.20)     $  (0.36)

         ------------------------------------------------------------------------------------------
                                                                    Quarter Ended
         Fiscal Year 1998                       December 31     March 31      June 30  September 30
         ------------------------------------------------------------------------------------------

         Operating revenues                        $102,595     $113,193     $ 54,327      $ 44,652

         Operating income (loss)                     20,334       23,828          402       (11,682)

         Net income (loss)                            9,091       10,810       (1,902)       (7,116)

         Basic and diluted earnings (loss) per
           common share (1)                        $   0.87     $   1.03     $  (0.18)     $  (0.68)

          (1) Basic and diluted earnings (loss) per common share were calculated on the basic weighted average common shares outstanding of 10,609,293 and 10,495,806 and the diluted weighted average common shares outstanding of 10,623,017 and 10,499,810 for the twelve months ended September 30, 1999 and 1998, respectively.

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


                                    YANKEE ENERGY SYSTEM, INC.
                                    --------------------------
                                           (Registrant)

Date:  December 7, 1999             By   /S/ CHARLES E. GOOLEY
                                         -----------------------------
                                         Charles E. Gooley
                              President, Chief Executive Officer and a Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

DATE                        TITLE                             SIGNATURE
----                        -----                             ---------

December 7, 1999       President, Chief Executive        /S/ CHARLES E. GOOLEY
                       Officer and a Director            ----------------------
                                                             Charles E. Gooley

December 7, 1999       Vice President and Chief          /S/JAMES M. SEPANSKI
                       Financial Officer                 ----------------------
                                                            James M. Sepanski

December 7, 1999       Controller                        /S/NICHOLAS A. RINALDI
                                                         ----------------------
                                                            Nicholas A. Rinaldi

December 7, 1999       Chairman of the Board             /S/EMERY G. OLCOTT
                                                         ----------------------
                                                            Emery G.  Olcott

December 7, 1999       Director                          /S/SANFORD CLOUD, JR.
                                                         ----------------------
                                                            Sanford Cloud, Jr.

December 7, 1999       Director                          /S/EILEEN S. KRAUS
                                                         ----------------------
                                                            Eileen S. Kraus

December 7, 1999       Director                          /S/JOHN J. RANDO
                                                         ----------------------
                                                            John J. Rando

December 7, 1999       Director                          /S/PATRICIA M. WORTHY
                                                         ----------------------
                                                            Patricia M. Worthy

                               ARTHUR ANDERSEN LLP

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Yankee Energy System, Inc.:

We have audited, in accordance with generally accepted auditing standards, the financial statements included in this Form 10-K, and have issued our report thereon dated November 15, 1999. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index of financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

Arthur Andersen LLP
Hartford, Connecticut
November 15, 1999

                   YANKEE ENERGY SYSTEM, INC. AND SUBSIDIARIES

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                          YEAR ENDED SEPTEMBER 30, 1999

                                   SCHEDULE II

                             (Thousands of Dollars)

--------------------------------------------------------------------------------------------------------------------
Column A                                          Column B           Column  C           Column D         Column E
                                                                     Additions
                                                              ------------------------
                                                                 (1)          (2)
                                                  Balance at  Charged to   Charged to
                                                  beginning   costs and  other accounts- Deductions-    Balance at
Description                                       of period    expenses     describe      describe     end of period
-----------                                       ---------   ---------- --------------  ----------    -------------

RESERVES DEDUCTED FROM ASSETS
  TO WHICH THEY APPLY:
    Reserves for uncollectible
    accounts                                       $ 8,132      $ 4,262      $     0      $ 6,415(a)      $ 5,979
    Other property and investment impairment:      $ 2,037      $     0      $     0      $ 2,037         $     0
                                                   -------      -------      -------      -------         -------
     TOTAL                                         $10,169      $ 4,262      $     0      $ 8,452         $ 5,979
                                                   =======      =======      =======      =======         =======

RESERVES NOT APPLIED AGAINST ASSETS:
   Injuries and
   damages(b)                                      $   587      $   250      $     0      $    84(c)      $   753
   Medical(d)                                      $   880      $ 3,106      $     0      $ 1,376(e)      $ 2,610
   Restructuring                                   $   925      $     0      $     0      $   925         $     0
                                                   -------      -------      -------      -------         -------
      TOTAL                                        $ 2,392      $ 3,356      $     0      $ 2,385         $ 3,363
                                                   =======      =======      =======      =======         =======

a) Amounts charged off as uncollectible after deducting customers' deposits and recoveries of accounts previously charged off.

b) Provided to cover claims for injuries to employees, for workmen's compensation, for bodily injury to others and property damage.

c) Principally payments for various injuries and damages and expenses in connection therewith.

d) Provided to cover employee medical claims.

e) Principally payments for various employee medical expenses and expenses in connection therewith.

                   YANKEE ENERGY SYSTEM, INC. AND SUBSIDIARIES

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                          YEAR ENDED SEPTEMBER 30, 1998

                                   SCHEDULE II

                             (Thousands of Dollars)

--------------------------------------------------------------------------------------------------------------------
Column A                                          Column B           Column  C           Column D         Column E
                                                                     Additions
                                                              ------------------------
                                                                 (1)          (2)
                                                  Balance at  Charged to   Charged to
                                                  beginning   costs and  other accounts- Deductions-    Balance at
Description                                       of period    expenses     describe      describe     end of period
-----------                                       ---------   ---------- --------------  ----------    -------------

RESERVES DEDUCTED FROM ASSETS
  TO WHICH THEY APPLY:

    Reserves for uncollectible
    accounts                                       $ 7,713      $ 6,477      $     0      $ 6,058(a)      $ 8,132
    Other property and investment impairment:      $     0      $ 2,037      $     0      $     0         $ 2,037
                                                   -------      -------      -------      --------        -------
     TOTAL                                         $ 7,713      $ 8,514      $     0      $ 6,058         $10,169
                                                   =======      =======      =======      =======         ========


RESERVES NOT APPLIED AGAINST ASSETS:

   Injuries and
   damages(b)                                      $ 1,038      $   300      $     0      $   751(c)      $   587


   Medical(d)                                      $ 1,042      $ 2,246      $     0      $ 2,408(e)      $   880


   Restructuring                                   $     0      $   925      $     0      $     0         $   925
                                                   -------      -------      -------      --------        -------

      TOTAL                                        $ 2,080      $ 3,471      $     0      $ 3,159         $ 2,392
                                                   =======      =======      =======      =======         ========

a) Amounts charged off as uncollectible after deducting customers' deposits and recoveries of accounts previously charged off.

b) Provided to cover claims for injuries to employees, for workmen's compensation, for bodily injury to others and property damage.

c) Principally payments for various injuries and damages and expenses in connection therewith.

d) Provided to cover employee medical claims.

e) Principally payments for various employee medical expenses and expenses in connection therewith.

                   YANKEE ENERGY SYSTEM, INC. AND SUBSIDIARIES

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                          YEAR ENDED SEPTEMBER 30, 1997

                                   SCHEDULE II

                             (Thousands of Dollars)

--------------------------------------------------------------------------------------------------------------------
Column A                                          Column B           Column  C           Column D         Column E
                                                                     Additions
                                                              ------------------------
                                                                 (1)          (2)
                                                  Balance at  Charged to   Charged to
                                                  beginning   costs and  other accounts- Deductions-    Balance at
Description                                       of period    expenses     describe      describe     end of period
-----------                                       ---------   ---------- --------------  ----------    -------------


RESERVES DEDUCTED FROM ASSETS
  TO WHICH THEY APPLY:

   Reserves for uncollectible
   accounts                                   $7,259          $4,673          $    0          $4,219(a)          $7,713
                                              ======          ======          ======          ======             ======


RESERVES NOT APPLIED AGAINST ASSETS:

  Injuries and
  damages (b)                                 $1,510          $1,230          $    0          $1,702(c)          $1,038

  Medical(d)                                  $1,118          $2,385          $    0          $2,461(e)          $1,042
                                              ------          ------          ------          ------             ------

              TOTAL                           $2,628          $3,615          $    0          $4,163             $2,080
                                              ======          ======          ======          ======             ======


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

                                INDEX TO EXHIBITS

EXHIBIT NUMBER             DESCRIPTION OF EXHIBIT

(2)

         2.1 Agreement and Plan of Merger, dated as of June 14, 1999 between the Company and Northeast Utilities (Incorporated by reference to Form 8-K dated June 14, 1999, File No. 0-10721).
(3)

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

         4.16 Bond Purchase Agreement dated April 1, 1997 between Yankee Gas and Purchaser. (Incorporated by reference to 1997 Form 10-K).

         4.17 Bond Purchase Agreement dated January 1, 1999 between Yankee Gas and the purchasers identified therein (Incorporated by reference to Form 10-Q for the quarter ended March 31, 1999, File No. 0-10721 ("March 31, 1999 Form 10-Q")).

         4.18 First Supplemental Indenture of Mortgage and Deed of Trust dated January 1, 1999 between Yankee Gas and The Bank of New York, as trustee (Incorporated by reference to March 31, 1999 Form 10-Q).

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

         10.6+ 1991 Long-Term Incentive Compensation Plan (Incorporated by reference to Proxy Statement dated December 24, 1990).

         10.7+ Non-Employee Directors' Stock Compensation Plan (Incorporated by reference Form 10-K for the fiscal year ended September 30, 1991, File No. 0-17605 ("1991 Form 10-K").

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

         10.17+ Form of Change in Control Executive Severance Agreement for Charles E. Gooley, Mary J. Healey, Thomas J. Houde, Steven P. Laden, James M. Sepanski, and J. Kingsley Fink (Incorporated by reference to 1995 Form 10-K).

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

         10.21+ 1996 Long-Term Incentive Compensation Plan, as amended. (Incorporated by reference to Form 10-K for the year ended September 30, 1998, File No. 0-10721).

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

         11*      Statement re: Computation of per share earnings.

         21*      Subsidiaries of the registrant.

         23*      Consent of Arthur Andersen LLP.

         27*      Financial Data Schedule.

*  Filed herewith.

+ Management contract or compensatory plan.