Form 10-Q
period 1999-12-31
YANKEE ENERGY SYSTEM INC
filed 2000-02-14
CIK 849210

                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549
                              ______________

                                 FORM 10-Q
                                __________

(MARK ONE)
          /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
               OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999 OR

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

                    Yes __X__       No ____

                   APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

NUMBER OF SHARES OF COMMON STOCK ($5.00 PAR VALUE)

OUTSTANDING AT JANUARY 31, 2000                        10,632,754

                      PART I.  FINANCIAL INFORMATION


          Item 1.   Financial Statements

               YANKEE ENERGY SYSTEM, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                          THREE MONTHS ENDED
                                             DECEMBER 31,
                                          __________________
                                        1999           1998
                                        ____           ____
                                     (In thousands, except per
                                          share amounts)

Revenues:
Utility revenues                   $    82,486    $    77,182
Nonutility revenues                      8,375          7,819
                                        ______         ______
     Total revenues                     90,861         85,001
                                        ______         ______

Operating expenses:
  Cost of gas/goods sold                46,148         42,715
  Operations                            15,181         14,570
  Maintenance                            1,609          1,438
  Merger expenses                        1,501            --
  Depreciation and amortization          5,922          5,086
  Taxes other than income taxes          4,971          5,160
                                        ______         ______

     Total operating expenses           75,332         68,969
                                        ______         ______

Operating income                        15,529         16,032

Other income/expense:
Other income, net                         (115)            95
Interest expense, net                    3,937          3,522

                                        ______         ______

Income before income taxes              11,477         12,605

Provision for income taxes               4,811          4,759
                                        ______         ______


Net Income                         $     6,666    $     7,846
                                        ______          _____
                                        ______          _____

Basic and Diluted Earnings
  per Common Share                 $      0.63    $     0.74
                                        ______          _____
                                        ______          _____



The accompanying notes are an integral part of these consolidated financial statements.


                YANKEE ENERGY SYSTEM, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS

                                   DECEMBER 31,   SEPTEMBER 30,
                                        1999           1999
                                        ____           ____
                                   (UNAUDITED)
                                           (In thousands)
ASSETS

Utility Plant, at original cost         $ 595,243      $ 591,882
  Less:  Accumulated provision for
         depreciation                     228,035        223,142
                                        _________      _________
                                          367,208        368,740
Construction work in progress              13,692         12,308
                                        _________      _________

      Total net utility plant             380,900        381,048
                                        _________      _________
Other property and investments             17,026         15,593
Assets held for sale                       18,542         15,352

Current assets:
  Cash and temporary cash investments       3,508          1,736
  Accounts receivable, net                 53,060         38,952
  Fuel supplies                             1,459          1,316
  Other materials and supplies              1,658          1,994
  Accrued utility revenues                 21,143          6,705
  Prepaid expenses and other               14,526         18,165
                                        _________      _________
    Total current assets                   95,354         68,868
                                        _________      _________

  Deferred gas costs, net                   6,130          7,244
  Recoverable environmental
    cleanup costs                          34,077         33,816
  Recoverable income taxes                  2,808          4,166
  Recoverable postretirement
    benefits costs                          1,625          1,236
 Other deferred debits                     10,909         12,963
                                         ________       ________

    Total Assets                       $  567,371     $  540,286
                                         ________       ________
                                         ________       ________

The accompanying notes are an integral part of these consolidated financial statements.

                 YANKEE ENERGY SYSTEM, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                                   DECEMBER 31,   SEPTEMBER 30,
                                        1999           1999
                                        ____           ____
                                   (UNAUDITED)
                                          (In thousands)
CAPITALIZATION AND LIABILITIES

Capitalization:
  Common shares - $5.00 par value.
  Authorized 20,000,000 shares; 10,632,764
  shares outstanding at December 31, 1999
  and 10,633,666 outstanding at
  September 30, 1999                    $ 53,164    $   53,168
  Capital surplus, paid in                90,935        90,847
  Retained earnings                       24,455        21,564
                                         _______       _______
     Total common shareholders' equity   168,554       165,579
  Long-term debt, net of current portion 163,050       163,050
                                        ________       _______
     Total capitalization                331,604       328,629
                                        ________       _______
Current liabilities:
  Notes payable to banks                  76,500        56,000
  Long-term debt, current portion          1,200         1,200
  Accounts payable                        20,768        23,013
  Accrued taxes                            6,964           --
  Accrued interest                         4,393         3,322
  Pipeline transition costs payable        1,298         1,539
  Other                                    5,990         6,456
                                        ________       ________

     Total current liabilities           117,113        91,530
                                        ________       ________

Accumulated deferred income taxes         64,743        65,843
Accumulated deferred investment
  Tax Credits                              7,854         7,948
Liability for environmental
  cleanup costs                           35,000        35,000
Postretirement benefits obligation         4,080         3,691
Other deferred credits                     6,977         7,645
                                         _______        _______

Commitments and contingencies (Note 4)      ---           ---
                                         _______        _______

     Total Capitalization and
        Liabilities                    $ 567,371    $  540,286
                                        ________      ________
                                        ________      ________


The accompanying notes are an integral part of these consolidated financial statements.

                YANKEE ENERGY SYSTEM, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                        THREE MONTHS ENDED
                                             DECEMBER 31,
                                        1999           1998
                                        ____           ____
                                           (In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                             $ 6,666  $    7,846
  Adjusted for the following:
    Depreciation and amortization          5,922       5,086
    Equity earnings from investments         (74)        (82)
    Deferred income taxes, net               164        (595)
    Deferred gas costs activity and other
      non-cash items                      (2,081)      4,180
  Changes in working capital:
    Accounts receivable and accrued
      utility revenues                   (28,546)    (23,162)
    Prepaid expenses and other             3,639      12,640
    Accounts payable                       4,719      (2,428)

    Other working capital
     (excludes cash)                         604      (4,702)
                                         _______     _______
  Net cash used for operating
    activities                            (8,987)      (1,217)
                                         _______     _______

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from common stock issuance     84         648
  Retirement of long-term debt                --        (400)
  Increase in short-term debt             20,500      10,800
  Cash dividends                          (3,775)     (3,651)
                                         _______     _______
Net cash provided by
     financing activities                 16,809       7,397
                                         _______     _______

INVESTMENT IN PLANT AND OTHER:
  Utility plant                           (5,184)     (6,080)
  Other property and investments            (866)       (101)
                                          ______     _______
Net cash used for plant and other         (6,050)     (6,181)
                                          ______     _______

NET INCREASE (DECREASE)IN CASH AND TEMPORARY
   CASH INVESTMENTS FOR THE PERIOD         1,722          (1)

CASH AND TEMPORARY INVESTMENTS,
   BEGINNING OF PERIOD                     1,736       1,881
                                         _______      _______
CASH AND TEMPORARY CASH INVESTMENTS,
   END OF PERIOD                        $  3,508  $    1,880
                                         _______      _______
                                         _______      _______

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the period for:
  Interest, net of amounts capitalized  $  3,686   $   3,863
  Income taxes                          $      0   $       0


The accompanying notes are an integral part of these consolidated financial statements.

                 YANKEE ENERGY SYSTEM, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



YANKEE ENERGY SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1)	GENERAL

The accompanying unaudited consolidated financial statements should be read in conjunction with the Annual Report of Yankee Energy System, Inc. (the Company) on Form 10-K for the fiscal year ended September 30, 1999 (1999 Form 10-K), including the audited financial statements (and notes thereto). In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of the Company as of December 31, 1999, and its results of operations and cash flows for the three months ended December 31, 1999 and 1998. The results of operations for the three months ended December 31, 1999 and 1998 are not necessarily indicative of the results expected for a full year, due mainly to the highly seasonal nature of the gas business.

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

Following the provisions of FAS 71, Yankee Gas has recorded regulatory assets or liabilities as appropriate, primarily related to deferred gas costs, pipeline transition costs, hardship customer receivables, environmental cleanup costs, income taxes and postretirement benefit costs. The specific amounts related to these items are disclosed in the consolidated balance sheets. For additional information about these items see the 1999 Form 10-K.

Yankee Gas continues to be subject to cost-of-service based rate regulation by the DPUC. Based upon current regulation and recent regulatory decisions, Yankee Gas believes that its use of regulatory accounting in accordance with the provisions of FAS 71 is appropriate and its regulatory assets are probable of recovery.


3) 	EARNINGS PER SHARE

The Company computes and presents basic and diluted earnings per share. The basic weighted average shares outstanding for the three months ended December 31, 1999 and 1998 were 10,633,069 and 10,567,933, respectively. The diluted weighted average shares outstanding for the three months ended December 31, 1999 and 1998 were 10,649,596 and 10,587,412, respectively. As such, there is no measurable difference between basic and diluted earnings per share.

4) 	COMMITMENTS AND CONTINGENCIES

The Company faces a number of contingencies which arise during the normal course of business and which have been discussed in Note 9 (entitled "Commitments and
Contingencies") to the Consolidated Financial Statements included in the Company's 1999 Form 10-K Report. Except as disclosed below, for the three months ended December 31, 1999, there have been no material changes in the matters discussed in Note 9 to the Company's 1999 Form 10-K Report.

YESCo Power Division: The Company's wholly-owned subsidiary, Yankee Energy Services Company (YESCo), is currently negotiating the sale of its more significant Power Division investments with several interested parties. These investments include an operating land fill gas (LFG) fueled generating facility in Brookhaven, NY, interests in two operating cogeneration facilities, two additional development stage LFG projects and other less significant assets. The total investment at December 31, 1999 is approximately $18.5 million. Management expects that the sale of the Power Division assets will have no material effect on the Company's consolidated results of operations or financial position.


Tax Audits: The Company recently settled the audit of the 1995 Federal Income Tax return with the Internal Revenue
Service. The settlement will have no material effect on operating results or financial position.


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

On June 15, 1999, the Boards of Directors of Northeast Utilities and the Company announced that the companies entered into an Agreement and Plan of Merger pursuant to which the Company would become a wholly-owned subsidiary of Northeast Utilities in a transaction which is valued at $679 million and includes the assumption of debt. See section in Management's Discussion and Analysis entitled "Yankee Energy System, Inc./Northeast Utilities Merger" for further detail. For the quarter ended December 31, 1999, the Company has recorded $1.5 million of merger related costs for legal, consulting and business advisory services. In future quarters the Company expects to incur approximately $2.5 million in additional merger costs. All costs in connection with the merger will be expensed as incurred.


8)	REPORTABLE SEGMENTS
Yankee Energy operates principally in two segments: utility and nonutility. The utility segment is a regulated natural gas distribution company. The nonutility segment is composed of energy-related services, consumer collection services and financial services. The accounting policies of each reportable segment are the same as those described in the summary of significant accounting policies. The Company accounts for intercompany sales in accordance with existing tariffs and contracts. Yankee Energy evaluates performance based on profitability and growth potential of each segment. Financial data for reportable segments is as follows:



 (In thousands)        Depreciation/  Interest Income  Net
             Revenues  Amortization   Expense  Taxes  Income

Quarter ended December 31, 1999

Utility        $82,486    $5,366  $3,469   $5,184  $8,134
Nonutility       9,207       556     464     (285)    160
Parent/
  Eliminations    (832)       --       4      (88) (1,628)A
                ______     ______  _____   ______   _____

Total          $90,861    $5,922  $3,937    $4,811 $6,666


Quarter ended December 31, 1998

Utility        $77,182    $4,590  $3,224   $5,330  $8,352
Nonutility       8,605       496     279     (190)   (150)
Parent/
  Eliminations    (786)       --      19     (381)   (356)
                ______     ______  _____    _____   _____

Total          $85,001    $5,086  $3,522   $4,759  $7,846

A - Parent Loss includes non-tax deductible merger expenses of $1.5 million.




At December 31, (In thousands)  	    1999        1998
Total plant and other investments
  Utility                               $381,194    $369,803
  Nonutility                              16,732      12,676
                                         _______     _______
Total plant and other investments       $397,926    $382,479

Other assets
  Utility                               $146,604    $142,744
  Nonutility                              51,914      40,346
  Less intercompany receivables          (29,073)    (20,588)
                                         _______     _______
Total other assets      	          $169,445    $162,502
                                         _______     _______
Total assets                            $567,371    $544,981
                                         _______     _______
                                         _______     _______



9)	FORWARD-LOOKING STATEMENTS

This report contains statements which, to the extent they are not recitations of historical fact, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. When used in this report, the words "anticipate," "plan," "believe,"
"estimate," "expect," and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements. All forward-looking statements involve risks and uncertainties. Actual results may differ materially from those discussed in, or implied by, the forward-looking statements for reasons including, but not limited to, changes to and developments in the legislative and regulatory environments affecting the Company's business, the impact of competitive products and services, changes in the natural gas industry caused by deregulation and other factors, certain environmental matters, as well as such other factors as set forth in the Company's Form 10-K for the year ended
September 30, 1999 and in other filings with the Securities and Exchange Commission.




REPORT OF INDEPENDENT PUBLIC To Yankee Energy System, Inc.:

We have reviewed the accompanying consolidated balance sheet of Yankee Energy System, Inc. (a Connecticut corporation) and subsidiaries (the Company) as of December 31, 1999, and the related consolidated statements of income for the three-month period ended
December 31, 1999 and 1998 and the consolidated statement of cash flows for the three-month period ended December 31, 1999 and 1998.
These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Yankee
Energy System, Inc. as of September 30, 1999 (not presented herein), and, in our report dated November 15, 1999, we expressed an unqualified opinion on that statement. In our opinion, the information set forth in the accompanying consolidated balance sheet as of September 30, 1999 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

	                            Arthur Andersen LLP
Hartford, Connecticut
February 7, 2000




ITEM 2.	Management's Discussion and Analysis of Financial
Condition and Results of Operations


RESULTS OF OPERATIONS

Consolidated net income was $6.7 million for the three months ended December 31, 1999, compared to income of $7.8 million for the same period a year earlier. The corresponding basic and diluted earnings per share were $0.63 and $0.74 for the three months ended December 31, 1999 and 1998, respectively.

Results for the quarter ended December 31, 1999 include merger-related expenses which totaled approximately $1.5 million, or $0.14 per share, and are associated with the Company's merger agreement with Northeast Utilities signed on June 14, 1999.

Earnings, exclusive of merger expenses, for the first quarter of fiscal year 2000 increased approximately $0.3 million or $0.03 per share compared to the same period last year. However, earnings for the quarter were still negatively impacted by weather that was 12 percent warmer-than-normal. Management estimates warmer weather reduced earnings by $1.8 million or $0.17 per share. The prior year's quarter experienced weather that was 11 percent warmer than normal with management estimating a weather related reduction to earnings of $1.7 million or $0.16 per share.

The improvement shown in the quarter to quarter performance, exclusive of merger related expenses, is directly tied to the performance of the Company's unregulated subsidiaries, primarily at Yankee Energy Services Company (YESCo) and R.M. Services (RMS).
YESCo has continued to benefit from cost control measures and RMS continues to contribute positively from its expanding business.
Yankee Gas' performance remained consistent with the same period in the prior year. Yankee Gas improved its margins approximately
5 percent, which was offset by increases in operation and depreciation expenses.


COMPARISON OF THE FIRST	QUARTER OF FISCAL 2000 WITH THE FIRST
QUARTER OF FISCAL 1999

OPERATING REVENUES

Utility revenues increased $5.3 million, or 6.9 percent, in the first quarter of fiscal 2000 compared with the same period in the prior fiscal year. In addition, operating revenues from nonutility operations increased $0.6 million or 7.1 percent. The components of the change in operating revenues are as follows:




                                  Three Months Ended
                                     December 31,
                                           		  Increase/
                                 1999         1998     (Decrease)
(In thousands)

Firm sales                    $ 66,125       $ 63,829  $  2,296
Firm transportation              7,405          6,999       406
Interruptible/off-system sales   7,097          4,690     2,407
Interruptible transportation     1,287            905       382
Other utility revenues             572            759      (187)
                               _______        _______    _______

Total utility revenues          82,486         77,182     5,304
Nonutility revenues              8,375          7,819       556
                               _______        _______    _______

Total operating revenues      $ 90,861       $ 85,001  $  5,860
                               _______        _______    _______
                               _______        _______    _______


The corresponding changes in Yankee Gas' throughput were as follows:


                               Three Months Ended
                                   December 31,     Increase/
                                  1999      1998   (Decrease)
(Mcf - thousands)
Firm sales                         7,565     7,226      339
Firm transportation                3,240     3,182       58
Interruptible/off-system sales     1,597     1,332      265
Interruptible transportation       2,027     1,241      786
                                  _______   _______   ______

Total throughput     		  14,429    12,981    1,448
                                  _______   _______   ______
                                  _______   _______   ______



The increase in utility revenues was due primarily to growth in residential sales and an increase in interruptible revenues as a result of higher oil prices in the first quarter of fiscal 2000 compared to the first quarter of fiscal 1999. The increase in nonutility revenues in the first quarter of fiscal 2000 compared to the same period in fiscal 1999 is primarily due to the increase in RMS revenues due to expansion of its collection business.


OPERATING EXPENSES

Total operating expenses, excluding merger expenses, increased
$4.8 million in the first quarter of fiscal 2000 compared to the same period in the prior year as a result of the following items:

- Cost of gas increased $3.4 million, or 9 percent, for the three months ended December 31, 1999 compared to the three months ended
December 31, 1998 due primarily to increases in interruptible gas costs and increases in residential sales.

- Cost of goods sold increased $0.1 million in the first quarter of fiscal 2000 compared to the first quarter of fiscal 1999 primarily due to increased nonutility activity resulting primarily from the continued expansion of RMS' collection business.

- Operations and maintenance expenses increased $0.8 million, primarily due to increases in data processing expenses related to Year 2000 and the new customer service system, and increases in RMS' operating expenses due to its expansion. These increases were offset by decreases in Yankee Gas' pension and medical expenses and decreases in YESCo's operating expenses due to implementation of cost reduction initiatives.

- Depreciation and amortization expense increased $0.8 million, primarily due to additions in plant, property and investments, principally new computer systems added in fiscal 1999.


INTEREST EXPENSE

Interest expense increased $0.4 million mainly due to higher interest on long-term debt due to higher outstanding balances and lower capitalized interest due to less construction work in progress than the same period in the prior year.


INCOME TAXES

Federal and state income taxes increased $0.1 million primarily due to non-deductible merger expenses offset by lower income before income taxes.


LIQUIDITY AND CAPITAL RESOURCES

Cash and temporary cash investments at December 31, 1999 totaled $3.5 million. Cash used for operating activities was $9.0 million in the first quarter of fiscal 2000. The decrease in cash provided by operating activities was primarily due to an increase in working capital requirements. The Company also generated cash through financing activities, primarily through short-term borrowings. Cash from operating activities and financing activities was used primarily for working capital requirements, dividend payments and capital expenditures in the first three months of fiscal 2000. Expenditures for investment in plant, property and investments totaled $6.0 million for the first three months of fiscal 2000.

The seasonal nature of gas revenues, inventory purchases and construction expenditures creates a need for short-term borrowing to supplement internally generated funds. As of December 31, 1999, Yankee Gas had a revolving line of credit of $60 million with a group of three banks. Under the agreement, funds may be borrowed on a short-term revolving basis using either fixed or variable rate loans. At December 31, 1999, Yankee Gas had $52 million outstanding under its agreements. Yankee Energy had $24.5 million outstanding at December 31, 1999 on a $15 million committed line of credit and a $10 million uncommitted line of credit, which are used to fund development of the Company's nonutility businesses. In January 2000, all lines of credit were renewed through November 2000.

The long-term credit needs of Yankee Gas are being met by a first mortgage bond indenture which provides for the issuance of bonds from time to time, subject to certain issuance tests. At December 31, 1999, indenture requirements, including the required coverage ratio, would allow for the issuance of an additional $180 million of bonds at an assumed interest rate of 7.35 percent.

Yankee Gas has entered into fixed revenue-rate contracts with two customers for the delivery of natural gas. Yankee Gas has hedged these commitments with the purchase of natural gas swaps. In order to satisfy certain provisions of the arrangement, Yankee Gas has provided a letter of credit for $1.75 million, as of December 31, 1999. The Company's results of operations are unaffected by the hedge transaction given that it passes through the cost of the hedge to either the commodity trading firm or its customer depending on the difference in the fixed and floating prices for gas.


YEAR 2000

The Company implemented new information systems and enhanced existing information systems to address Year 2000 issues. As of January 31, 2000, the Company is not aware of any Year 2000-related problems associated with our internal systems or software or with the software and systems of our vendors, distributors or suppliers. It is possible, however, that Year 2000-related problems could arise at a later date. The Company has no plans at this time to perform additional work, nor does it expect to experience any material adverse effects on our business, financial condition or results of operations from any vendor distributor or supplier who may experience Year 2000 problems.

However, because the Company's continued Year 2000 compliance in calendar 2000 is in part dependent on the continued Year 2000 compliance of third parties, there can be no assurance that the Company's efforts alone have resolved all Year 2000 issues or that key third parties will not experience Year 2000 compliance failures as calendar year 2000 progresses.

The Company's cost associated with Year 2000 were approximately
$23.6 million in capital expenditures for new systems and $1.2 million in expenses related to software upgrades and modifications.


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

Shareholders of Yankee Energy will receive $45.00 a share (subject to adjustment under certain circumstances), 45 percent payable in NU shares and 55 percent payable in cash. The Merger will be accounted for using the purchase method of accounting. On October 12, 1999, the shareholders of the Company approved the Merger. On December 29, 1999, the DPUC issued a final decision approving the Merger and determining that NU is financially, technologically and managerially suitable and responsible to assume control of Yankee Energy. On January 31, 2000 the Securities and Exchange Commission issued its final approval on the Merger. The Company expects the Merger to close in March 2000. Management expects the Company's final reporting period to include significant changes for, among other items, the acceleration of long-term compensation attributable to the Merger with NU. On October 13, 1999, Consolidated Edison, Inc. and NU announced a definitive merger agreement to combine the two companies. That merger is expected to close in third quarter of calendar year 2000.


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

Yankee Gas has entered into fixed revenue-rate contracts with two customers for the delivery of natural gas. Yankee Gas has hedged these commitments with the purchase of natural gas swaps. In order to satisfy certain provisions of the arrangement, Yankee Gas has provided a letter of credit for $1.75 million, as of December 31, 1999. The Company's results of operations are unaffected by the hedge transaction given that it passes through the cost of the hedge to either the commodity trading firm or its customer depending on the difference in the fixed and floating prices for gas.


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

On October 27, 1999, the Company filed a Current
Report on Form 8-K dated October 12, 1999 reporting in Item 5 thereof the Special Meeting of Shareholders to approve an Agreement and Plan of Merger dated June 14, 1999 between the Company and
Northeast Utilities, pursuant to which the Company will become a wholly-owned subsidiary of Northeast
Utilities.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


YANKEE ENERGY SYSTEM, INC.
___________________________
(Registrant)



Date: February 14, 2000

/s/ James M. Sepanski
____________________________
James M. Sepanski
Vice President,

Chief Financial Officer
and Treasurer



Date: February 14, 2000

/s/ Nicholas A. Rinaldi
_____________________________
Nicholas A. Rinaldi
Controller